Form 10-Q
period 1995-03-31
DOMINGUEZ SERVICES CORP
filed 1995-05-15
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                F O R M  1 0 - Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                              --------------------

                                 MARCH 31, 1995
For Quarter Ended. . . . . . . . . . . . . . . . . . Commission file No. 0-18677

                         DOMINGUEZ SERVICES CORPORATION
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                            33-0391161
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(State of other jurisdiction                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

            21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Address of principal executive offices)                              (Zip Code)

                                                                  (310) 834-2625
Registrant's telephone number, including area code . . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 YES   X   .   NO       .
     -----        -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS):


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                         DOMINGUEZ SERVICES CORPORATION

                                      INDEX
                                      -----                             PAGE NO.
PART I - FINANCIAL INFORMATION                                          --------

     Item 1.   Financial Statements

          (a)  Consolidated Income Statement for the                           3
               Three Months Ended March 31, 1995
               and 1994

          (b)  Consolidated Income Statement for the                           4
               Twelve Months Ended March 31, 1995
               and 1994

          (c)  Consolidated Balance Sheet as of                                5
               March 31, 1995 and Consolidated
               Balance Sheet as of December 31, 1994

          (d)  Consolidated Statements of Cash Flows                           6
               for the Three Months Ended
               March 31, 1995 and 1994

          (e)  Capitalization and Stockholders' Equity                         7
               as of March 31, 1995

          (f)  Notes to Consolidated Financial                               8-9
               Statements

     Item 2.   Management's Discussion and Analysis of                        10
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              10

     Item 6.   Exhibits and Reports on Form 8-K                               10

     Signature

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Corporation, Antelope Valley Water Co., Kernville Domestic Water Co., Arden Water Co., Hydro-Metric Service Corporation.

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:


                                                      For the            For the
                                                Quarter Ending    Quarter Ending
                                                March 31, 1995    March 31, 1994
                                                --------------    --------------
Operating revenue. . . . . . . . . . . . . . .      $5,094,292        $4,839,543

Costs and expenses
     Operating expenses. . . . . . . . . . . .       4,544,395         4,299,114
     Interest expense. . . . . . . . . . . . .         176,823           182,312
     Other deductions, net . . . . . . . . . .           2,497             4,414

     Total costs and expenses. . . . . . . . .       4,723,715         4,485,840

Income from operations . . . . . . . . . . . .         370,577           353,703

Other income   . . . . . . . . . . . . . . . .          17,822            18,546

Income before taxes on income. . . . . . . . .         388,399           372,249

Provision for taxes on income. . . . . . . . .         155,896           149,400

Net income . . . . . . . . . . . . . . . . . .         232,503           222,849

     Less preferred dividends. . . . . . . . .           1,219             1,219

Net income applicable to common
shares. . . . . . . . . . . . . . . . . . . .         $231,284          $221,630

Earnings per common share. . . . . . . . . . .           $0.23             $0.22

Dividends per common share . . . . . . . . . .          $0.290            $0.275

Average common shares outstanding. . . . . . .       1,004,370         1,004,370

See accompanying notes to Financial Statements.

(b)  Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                For the Twelve    For the Twelve
                                                 Months Ending     Months Ending
                                                 Mar. 31, 1995     Mar. 31, 1994
                                                 -------------     -------------
Operating revenues . . . . . . . . . . . . . .     $24,941,481       $22,344,596

Cost and expenses
       Operating expenses. . . . . . . . . . .      21,015,703        18,834,743
       Interest expense. . . . . . . . . . . .         708,222           722,251
       Other deductions,net. . . . . . . . . .          27,762            21,074

       Total costs and expenses. . . . . . . .      21,751,687        19,578,068

Income from operations . . . . . . . . . . . .       3,189,794         2,766,528

Other income . . . . . . . . . . . . . . . . .          98,180           373,862

Income before taxes on income. . . . . . . . .       3,287,974         3,140,390

Provision for taxes on income. . . . . . . . .       1,345,793         1,193,830

Net income . . . . . . . . . . . . . . . . . .       1,942,181         1,946,560

       Less preferred dividends. . . . . . . .           4,876             4,876

Net income applicable to common shares . . . .      $1,937,305        $1,941,684

Earnings per common share. . . . . . . . . . .           $1.93             $1.93

Dividends per common share . . . . . . . . . .          $1.115            $1.070

Average common shares outstanding. . . . . . .       1,004,370         1,004,370

See accompanying notes to Financial Statements.

(c)    Consolidated Balance Sheet (Unaudited)


                                                         As of             As of
                                                 March 31,1995     Dec. 31, 1994
                                                 -------------     -------------
ASSETS
       Plant and equipment . . . . . . . . . .     $54,786,145       $54,787,402
       Less allowance for depreciation . . . .      19,971,145        19,586,430
                                                   -----------       -----------

       Net plant and investments . . . . . . .      34,815,000        35,200,972
       Construction work in progress . . . . .       1,354,841           748,375
                                                   -----------       -----------

       Net utility plant . . . . . . . . . . .      36,169,841        35,949,347
       Non utility property. . . . . . . . . .         222,197           560,185
       Current and accrued assets. . . . . . .       5,429,049         5,507,209
       Deferred debits . . . . . . . . . . . .       4,113,531         3,980,480
                                                   -----------       -----------
                                                   $45,934,618       $45,997,221
                                                   -----------       -----------
                                                   -----------       -----------

LIABILITIES
    Capital stock
    Class A preferred - par value $25 per share
    Outstanding 3,901 shares in 1995 . . . . .         $97,525           $97,525
    Common - par value $1 per share
    Outstanding 1,004,370 shares in 1995 . . .       1,004,370         1,004,370
    Surplus:
       Capital surplus . . . . . . . . . . . .       2,490,591         2,490,591
    Earnings retained in business. . . . . . .      10,537,367        10,597,342
                                                   -----------       -----------
       Total capital . . . . . . . . . . . . .      14,129,853        14,189,828
                                                   -----------       -----------

    Long-term debt:
       First mortgage bonds. . . . . . . . . .       6,083,000         6,083,000
       Other notes . . . . . . . . . . . . . .       1,415,740         1,242,781
                                                   -----------       -----------
       Total long-term debt. . . . . . . . . .       7,498,740         7,325,781
                                                   -----------       -----------

    Current portion long-term debt . . . . . .         319,000           319,000
    Current and accrued liabilities. . . . . .       4,640,085         4,776,055
    Deferred taxes . . . . . . . . . . . . . .       2,936,493         2,894,640
    Advances for construction. . . . . . . . .       5,330,364         5,334,557
    Contributions in aid of
       construction. . . . . . . . . . . . . .       6,208,900         6,263,605
    Deferred credits . . . . . . . . . . . . .       4,871,183         4,893,755
                                                   -----------       -----------
                                                   $45,934,618       $45,997,221
                                                   -----------       -----------
                                                   -----------       -----------

See accompanying notes to Financial Statements.

(d)  Consolidated Statements of Cash Flow (Unaudited)


                                                       For the           For the
                                                3 Months Ended    3 Months Ended
                                                March 31, 1995    March 31, 1994
                                                --------------    --------------
Cash Flow from Operating Activities:
     Net Income. . . . . . . . . . . . . . . .        $232,503         $222,849
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and Amortization . . . . . .         371,723          305,248
     Deferred Income Tax and ITC . . . . . . .          41,853           41,853
     Change in Assets and Liabilities:
     Customers Receivables . . . . . . . . . .         427,690          137,048
     Other Receivables . . . . . . . . . . . .          71,700         (101,777)
     Materials and Supplies. . . . . . . . . .           5,382            8,682
     Accounts Payable. . . . . . . . . . . . .        (302,164)         (29,008)
     Income Taxes Payable. . . . . . . . . . .         (57,634)         (92,837)
     Deferred Credits. . . . . . . . . . . . .         244,748          127,049
     All Other . . . . . . . . . . . . . . . .         208,357          140,253
                                                    ----------       ----------
Net Cash Provided by Operating Activities. . .       1,244,158          759,360
                                                    ----------       ----------

Cash Flows from Investing Activities:

     Capital Expenditures. . . . . . . . . . .        (595,208)        (985,137)
     Purchase Split Mountain / Mountain Shadows        (10,001)               -
                                                    ----------       ----------
Net Cash Used for Investing Activities . . . .        (605,209)        (985,137)
                                                    ----------       ----------

Cash Flows from Financing Activities:
     Proceeds fr. Contributions in Aid of
     Construction. . . . . . . . . . . . . . .         (36,483)          72,580
     Repayment of Long-Term Debt . . . . . . .         172,959           (7,997)
     Dividends Paid. . . . . . . . . . . . . .        (292,478)        (277,421)
                                                    ----------       ----------

Net Cash Used by Financing Activities. . . . .        (156,002)        (212,838)
                                                    ----------       ----------

Net (Decrease) Increases in Cash . . . . . . .         482,947         (438,615)
Cash at Beginning of Year. . . . . . . . . . .       1,085,283        1,910,767
                                                    ----------       ----------

Cash at End of Period. . . . . . . . . . . . .      $1,568,230       $1,472,152
                                                    ----------       ----------
                                                    ----------       ----------

  See accompanying notes to Financial Statements

(e)  Capitalization and Stockholders' Equity (Unaudited)


                                                                           As of
                                                                  March 31, 1995
                                                                  --------------
                                                                          Amount
                                                                          ------
Debt:

   Long-term debt. . . . . . . . . . . . . . . . . . . . . .          $7,817,740
      Current sinking fund requirements. . . . . . . . . . .             319,000
                                                                      ----------
   Total debt maturing in more than twelve months. . . . . .          $7,498,740
                                                                      ----------
                                                                      ----------

Deferred credits . . . . . . . . . . . . . . . . . . . . . .          $3,532,713


Stockholders' Equity:


                                                   Shares Issued
                                                  Or Outstanding          Amount
                                                  --------------         -------
Non-convertible cumulative preferred stock
   Class A, 5%, $25 par value. . . . . . . . .             3,901         $97,525

Common stock $1 par value. . . . . . . . . . .         1,004,370       1,004,370

Capital in excess of par value . . . . . . . .                         2,490,591

Retained earnings:

   Balance at beginning of current Fiscal Year                        10,597,342

   Net Income. . . . . . . . . . . . . . . . .                           232,503

       Cash dividends
       Common stock @ $0.290 . . . . . . . . .           291,259
       Preferred stock Class A @ $0.3125 . . .             1,219       (292,478)
                                                       ---------     -----------
Balance at end of interim period . . . . . . .                        10,537,367
                                                                     -----------
Total Stockholders' Equity . . . . . . . . . .                       $14,129,853
                                                                     -----------
                                                                     -----------

   See accompanying notes to Financial Statement

(f)  Notes to Consolidated Financial Statements (Unaudited)

          1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          For the three months ended March 31, 1995, earnings per share increased from $.22 to $.23 for the same period in 1994. On a twelve month basis, earnings remained the same at $1.93 per share.

          Revenues for the three months ended March 31, 1995, were $5,094,292 and net income was $232,503, compared to revenue of $4,839,543 and net income of $222,849 for the same period last year. Earnings are up slightly over last year due to the income from recent rate increases in the utility subsidiaries and higher industrial water sales. Although, first quarter results are positive, they are not necessarily trendsetters.

          WATER QUALITY

          In response to heightened public awareness and concern, Dominguez and other water providers nationwide have increased their vigilance testing for (cryptosporidium, the contaminant that caused widespread illness in Milwaukee in 1993). Dominguez is among many water suppliers who have joined the Environmental Protection Agency (EPA) in the Partnership for Safe Water, a group committed to ensuring the most protective water systems possible. IT IS UNLIKELY THAT DOMINGUEZ SYSTEMS WOULD CONTAIN CRYPTOSPORIDIUM. Groundwater supplies are typically free of it due to natural soil filtration. Our only surface water is imported by the Metropolitan Water District who tests, treats, and filters extensively before delivering to our pipelines. However, to ensure safety for our customers, Dominguez has tested for Cryptosporidium and found none. As always, Dominguez will continue to stay ahead of testing requirements. With concerns such as these, we are pleased to continue our association with Dr. Herb Conrad, owner of Ecological Systems Corporation.

          WATER SUPPLY

          In prior reports, we have mentioned the construction in El Segundo of the water reclamation plant by the West Basin Municipal Water District (WBMWD), which has assessed our customers for part of its construction costs. The plant is now operational and reclaimed water is being served to WBMWD customers in their northern area of the South Bay. The availability of reclaimed water in the WBMWD service area should mitigate the impact of future droughts on the Company. Dominguez continues to negotiate with major customers, whose participation is critical to ensure that pipelines will be extended into our service area by 1997.

          Dominguez continues to increase local well capacity in order to mitigate the effects of water shortages. Thanks to new wells in Kern River Valley and Antelope Valley, these systems should have an adequate supply.

          Large amounts of rain and snowpack in northern California ensure us of adequate supplies to meet South Bay customers demands. The water supply outlook is as follows: South Bay's imported water supplier, Metropolitan Water District (MWD), will be able to meet demand for at least the next two years. Although reservoirs are near capacity, snow pack in Northern California is still well above normal and MWD expects full deliveries from the State Water Project. Colorado River water will also be available.

          REGULATORY

          The cost of water will take a significant jump this year. The CPUC's usual practice is to allow us to pass these costs on to our customers. Permission to pass through increased costs is not automatic, and our staff is currently preparing to file for such authorization. We anticipate that we will be as successful, as in the prior years, to protect our earnings.

          On a state level, the legislature is holding hearings about the future of the California Public Utilities Commission (CPUC). One bill has been submitted that would remove water companies from the jurisdiction of the CPUC and place them under the authority of the county. This is being fought by your Company and the industry.

          DIVIDEND INCREASE

          The Board of Directors has declared the Company's 128th consecutive quarterly dividend at $.29 per share on common stock to be paid on June 15, 1995.

                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS -      No legal proceedings have been filed
                                        against the registrant that have not
                                        been previously reported.

Item 6.        OTHER

          An 8-K report was not required for either.

          1. Material unusual charges or credits to income during the most recently completed fiscal quarter, or

          2.   A change in independent accountants during the period.

     The information furnished reflects all adjustments which, in the opinion of management, are necessary to the fair statement of the results of the interim periods.

                                            DOMINGUEZ SERVICES CORPORATION



Date:            May 12, 1995               By:        /s/ JOHN S. TOOTLE
      ----------------------------------        --------------------------------
                                                John S. Tootle
                                                Vice-President Finance