Form 10-Q
period 1995-06-30
DOMINGUEZ SERVICES CORP
filed 1995-08-14
CIK 860673

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549
                                      ________________

                                      F O R M  1 0 - Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                                      ________________

                                        JUNE 30, 1995

For Quarter Ended . . . . . . . . . . . . . . . . . Commission file No. 0-18677

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

             21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
(Address of principal executive offices) . . . . . . . . . . . . .(Zip Code)
Registrant's telephone number, including area code. . . . . . . (310) 834-2625

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                 Former name, former address and former fiscal year,
                            if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X   .   NO      .
                            ______       _____


                 (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                            DOMINGUEZ SERVICES CORPORATION

                                  INDEX
                                                                   PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

           (a)   Consolidated Income Statement for the                  3
                 Three Months Ended June 30, 1995
                 and 1994

           (b)   Consolidated Income Statement for the                  4
                 Six Months Ended June 30, 1995 and 1994

           (c)   Consolidated Income Statement for the                  5
                 Twelve Months Ended June 30, 1995
                 and 1994

           (d)   Consolidated Balance Sheet as of                       6
                 June 30, 1995 and Consolidated
                 Balance Sheet as of December 31, 1994

           (e)   Consolidated Statements of Cash Flows                  7
                 for the Six Months Ended
                 June 30, 1995 and 1994

           (f)   Capitalization and Stockholders' Equity                8
                 as of June 30, 1995

           (g)   Notes to Consolidated Financial                        9
                 Statements

     Item 2.     Management's Discussion and Analysis of            10-11
                 Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                     12

     Item 6.     Exhibits and Reports on form 8-K                      12

     Signatures

                             PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Corporation, Antelope Valley Water Company, Kernville Domestic Water Company, Arden Water Company, Hydro-Metric Service Corporation.

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                                For the              For the
                                                              Quarter Ended       Quarter Ended
                                                              June 30, 1995       June 30, 1994
                                                              -------------       -------------
Operating Revenue . . . . . . . . . . . . . . . . . . . . . .   $6,868,243          $5,867,300
   Costs and Expenses
      Operating Expenses. . . . . . . . . . . . . . . . . . .    5,704,554           4,616,834
      Interest Expenses . . . . . . . . . . . . . . . . . . .      166,901             179,920
      Other expenses, net . . . . . . . . . . . . . . . . . .        2,813              22,674
      Total Costs and Expenses. . . . . . . . . . . . . . . .    5,874,268           4,819,428
Income from operations. . . . . . . . . . . . . . . . . . . .      993,976           1,047,872
Other income. . . . . . . . . . . . . . . . . . . . . . . . .   $   14,906              42,673
     Income before taxes on income. . . . . . . . . . . . . .    1,008,882           1,090,545
Provision for taxes on income . . . . . . . . . . . . . . . .      404,945             437,749
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .     $603,937          $  652,796
      Less preferred dividends. . . . . . . . . . . . . . . .        1,219               1,219
     Net income applicable to common shares . . . . . . . . .   $  602,718          $  651,577
Earnings per common share . . . . . . . . . . . . . . . . . .        $0.60               $0.65
Dividends per common share. . . . . . . . . . . . . . . . . .        $0.29              $0.275
Average common shares outstanding . . . . . . . . . . . . . .    1,004,370           1,004,370


See accompanying notes to Financial Statements

(b) Consolidated Income Statement (Unaudited) - Six Months Ended:

                                                                For the Six       For the Six
                                                                Months Ended      Months Ended
                                                                June 30, 1995     June 30, 1994
                                                                -------------     -------------
Operating Revenues. . . . . . . . . . . . . . . . . . . . . .   $11,962,535       $10,706,843
Costs and Expenses
      Operating Expenses. . . . . . . . . . . . . . . . . . .    10,248,948         8,915,948
      Interest Expenses . . . . . . . . . . . . . . . . . . .       343,724           362,232
      Other expenses, net . . . . . . . . . . . . . . . . . .         5,310            27,088
      Total Costs and Expenses. . . . . . . . . . . . . . . .    10,597,982         9,305,268
Income from operations. . . . . . . . . . . . . . . . . . . .     1,364,553         1,401,575
Other income. . . . . . . . . . . . . . . . . . . . . . . . .        32,728            61,219
Income before taxes on income . . . . . . . . . . . . . . . .     1,397,281         1,462,794
Provision for taxes on income . . . . . . . . . . . . . . . .       560,841           587,149
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .   $   836,440       $   875,645
      Less preferred dividends. . . . . . . . . . . . . . . .         2,438             2,438
Net income applicable to common shares. . . . . . . . . . . .   $   834,002       $   873,207
Earnings per common share . . . . . . . . . . . . . . . . . .         $0.83             $0.87
Dividends per common share. . . . . . . . . . . . . . . . . .         $0.58             $0.55
Average common shares outstanding . . . . . . . . . . . . . .     1,004,370         1,004,370


See accompanying notes to Financial Statements

(c)   Consolidated Income Statement (Unaudited) - Twelve Months Ended:


                                                                  12 Months         12 Months
                                                                    Ended             Ended
                                                                June 30, 1995     June 30, 1994
                                                                -------------     -------------
Operating Revenue . . . . . . . . . . . . . . . . . . . . . .    $25,942,424       $22,431,208
Costs and Expenses
      Operating Expenses. . . . . . . . . . . . . . . . . . .     22,103,422        18,838,247
      Interest Expenses . . . . . . . . . . . . . . . . . . .        695,203           716,769
      Other expenses, net . . . . . . . . . . . . . . . . . .          7,651            28,861
      Total Costs and Expenses. . . . . . . . . . . . . . . .     22,806,276        19,583,877
Income from operations. . . . . . . . . . . . . . . . . . . .      3,136,148         2,847,331
Other Income. . . . . . . . . . . . . . . . . . . . . . . . .         70,163           378,125
Income before taxes on income . . . . . . . . . . . . . . . .      3,206,311         3,225,456
Provision for taxes on income . . . . . . . . . . . . . . . .      1,312,989         1,226,580
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,893,322       $ 1,998,876
      Less preferred dividends. . . . . . . . . . . . . . . .          4,876             4,876
Net income applicable to common shares. . . . . . . . . . . .    $ 1,888,446       $ 1,994,000
Earnings per common share . . . . . . . . . . . . . . . . . .          $1.88             $1.99
Dividends per common share. . . . . . . . . . . . . . . . . .          $1.13             $1.08
Average common share outstanding. . . . . . . . . . . . . . .      1,004,370         1,004,370


See accompanying notes to Financial Statements

(d)  Consolidated Balance Sheet (Unaudited)

                                                                  As of               As of
                                                              June 30, 1995       Dec. 31, 1994
                                                              -------------       -------------
ASSETS
      Plant and equipment . . . . . . . . . . . . . . . . . .  $54,750,691          $54,787,402
      Less allowance for depreciation . . . . . . . . . . . .   20,418,417           19,586,430
                                                               -----------          -----------
      Net plant and investments . . . . . . . . . . . . . . .   34,332,274           35,200,972
      Construction work in progress . . . . . . . . . . . . .    1,983,050              748,375
                                                               -----------          -----------
      Net utility plant . . . . . . . . . . . . . . . . . . .   36,315,324           35,949,347
      Non utility property. . . . . . . . . . . . . . . . . .      184,472              560,185
      Current and accrued assets. . . . . . . . . . . . . . .    6,122,940            5,507,209
      Deferred debits . . . . . . . . . . . . . . . . . . . .    2,783,075            2,635,590
                                                               -----------          -----------
                                                               $45,405,811          $44,652,331
                                                               -----------          -----------
                                                               -----------          -----------

LIABILITIES
     Capital stock
     Class A Preferred - par value $25 per share
        Outstanding 3,901 shares . . . . . . . . . . . . . .   $    97,525          $    97,525
     Common - par value $1 per share
        Outstanding 1,004,370 shares . . . . . . . . . . . .     1,004,370            1,004,370
     Surplus:
     Capital Surplus. . . . . . . . . . . . . . . . . . . . .    2,512,371            2,490,591
   Earnings retained in business. . . . . . . . . . . . . . .   10,848,815           10,597,342
                                                               -----------          -----------
     Total Capital. . . . . . . . . . . . . . . . . . . . . .   14,463,081           14,189,828
                                                               -----------          -----------
     Long-term debt:
     First mortgage bonds . . . . . . . . . . . . . . . . . .    6,065,000            6,083,000
     Other notes. . . . . . . . . . . . . . . . . . . . . . .    1,415,714            1,242,781
                                                               -----------          -----------
     Total Long-term debt . . . . . . . . . . . . . . . . . .    7,480,714            7,325,781
                                                               -----------          -----------
   Current portion long-term debt . . . . . . . . . . . . . .      319,000              319,000
   Current and accrued liabilities. . . . . . . . . . . . . .    5,307,060            4,776,055
   Deferred taxes . . . . . . . . . . . . . . . . . . . . . .    3,646,771            3,563,065
   Advances for construction. . . . . . . . . . . . . . . . .    5,153,816            5,334,557
     Contributions and in aid of construction . . . . . . . .    6,160,621            6,263,605
   Deferred credits . . . . . . . . . . . . . . . . . . . . .    2,874,748            2,880,440
                                                               -----------          -----------
                                                               $45,405,811          $44,652,331
                                                               -----------          -----------
                                                               -----------          -----------


See accompanying notes to Financial Statements

(e)   Consolidated Statements of Cash Flows (Unaudited)


                                                              For the Six         For the Six
                                                              Months Ended        Months Ended
                                                              June 30, 1995       June 30, 1994
                                                              -------------       -------------
Cash Flows from operating activities:
     Net Income . . . . . . . . . . . . . . . . . . . . . .    $   836,440          $   875,645
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and Amortization. . . . . . . . . . . . .        760,467              639,223
     Deferred Income Tax and ITC. . . . . . . . . . . . . .         83,706               83,706
     Change in Assets and Liabilities:
     Customers Receivables. . . . . . . . . . . . . . . . .       (573,962)            (665,600)
     Other Receivables. . . . . . . . . . . . . . . . . . .        574,471              379,262
     Materials and Supplies . . . . . . . . . . . . . . . .          8,586                6,847
     Accounts Payable . . . . . . . . . . . . . . . . . . .        (51,667)             650,241
     Income Taxes Payable . . . . . . . . . . . . . . . . .       (105,886)            (167,819)
     Deferred Credits . . . . . . . . . . . . . . . . . . .       (431,351)             130,750
     All Other. . . . . . . . . . . . . . . . . . . . . . .        966,981             (121,835)
                                                               -----------          -----------
Net Cash Provided by Operating Activities . . . . . . . . .      2,047,785            1,810,420
                                                               -----------          -----------
Cash flows from Investing Activities:
     Capital Expenditures . . . . . . . . . . . . . . . . .     (1,176,184)          (1,456,714)
                                                               -----------          -----------
Net Cash Used for Investing Activities. . . . . . . . . . .     (1,176,184)          (1,456,714)
                                                               -----------          -----------
Cash Flow from Financing Activities:
     Proceeds from Contributions in Aid of Construction . .       (204,805)            (106,166)
     Repayment of Long-Term Debt. . . . . . . . . . . . . .        154,933              (31,486)
     Dividends Paid . . . . . . . . . . . . . . . . . . . .       (584,967)            (554,844)
                                                               -----------          -----------
Net Cash Used by Financing Activities . . . . . . . . . . .        634,839             (692,496)
                                                               -----------          -----------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . .        236,762             (338,790)
Cash at Beginning of Year . . . . . . . . . . . . . . . . .      1,085,283            1,910,767
                                                               -----------          -----------
Cash at End of Period . . . . . . . . . . . . . . . . . . . .  $ 1,322,045          $ 1,571,977
                                                               -----------          -----------
                                                               -----------          -----------



See accompanying notes to Financial Statements

(f)   Capitalization and Stockholders' Equity (Unaudited)

                                                                        As of
                                                                    June 30, 1995
                                                                    -------------
Debt:
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .   $7,799,714
      Current sinking fund requirements . . . . . . . . . . . . . .      319,000
                                                                      ----------
   Long-term debt maturing in more than twelve months . . . . . . .   $7,480,714
                                                                      ----------
                                                                      ----------
Deferred credits. . . . . . . . . . . . . . . . . . . . . . . . . .   $2,874,748
                                                                      ----------
                                                                      ----------


                                                     Shares Issued
                                                     Or Outstanding
                                                     --------------
Stockholders' Equity:
Non-convertible cumulative preferred stock
   Class A, 5%, $25 par value . . . . . . . . . .        3,901        $    97,525
Common stock. . . . . . . . . . . . . . . . . . .    1,004,370        $ 1,004,370
Capital in excess of par value. . . . . . . . . .                     $ 2,512,371
                                                                      -----------
Retained earnings:
   Balance at beginning of current Fiscal Year . .                    $10,597,342
      Net Income . . . . . . . . . . . . . . . . .                        836,440
      Cash dividends Common stock @ $0.58. . . . .     582,529
        Preferred stock Class A @ $0.6250. . . . .       2,438
                                                       -------
   Balance at end of interim period. . . . . . . .                    $10,848,815
                                                                      -----------
                                                                      -----------
Total Stockholders' Equity . . . . . . . . . . . .                    $14,463,081
                                                                      -----------
                                                                      -----------


See accompanying notes to Financial Statements

(g)    Notes to Consolidated Financial Statements (Unaudited)

      1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          Earnings per share for the quarter ended June 30, 1995 were $0.60 compared to $0.65 in the second quarter of 1994. Revenues for the quarter ended June 30, 1995 were $6,868,243 and net income was $603,937, compared to revenues of $5,867,300 and net income of $652,796 for the same period last year.

          Despite increased revenues for the second quarter, earnings were lower due to a tighter margin and higher operating expenses. Margin narrowed due to lower revenues associated with leased water rights and costs recorded for the Company's participation in water supply management programs. Operating expenses included additional costs to renovate wells in the South Bay and higher costs in the Kern River Valley. However, we do expect year-end earnings to exceed industry averages.

          Earnings for the first half of 1995 were $0.83, which compares with $0.87 last year. Gross revenues were $11,962,535 and net income was $836,440, compared to 1994's gross revenues of $10,706,843 and net income of $875,645. Earnings per share for the twelve months ended the same date were $1.88, compared to $1.99 for the same period last year. Revenues totaled $25,942,424 and net income was $1,893,322, compared to $22,431,208 and $1,998,876 respectively for the same period last year.

          On June 27, 1995, the Board of Directors announced the Company's 129th consecutive quarterly dividend at $.29 per share on common stock to be paid on September 15, 1995.

          The most significant event during this quarterly period is the increase in water costs to us adopted by our imported suppliers, Metropolitan Water District and the West Basin Municipal Water District. The Water Replenishment District also increased its charges for basin management. The total cost increases are $1,500,000. This would be a 6.2 percent increase effective July 1 to our South Bay customers. The application to the Commission is now under consideration. Because of the Company's high earnings, not all of the amount will be recoverable in rates at this time. However, we can expect to recover the difference in the balancing account in the future. This pass-through of higher water costs in rates does not increase the profits of the Company.

          At the Annual Shareholders' Meeting held May 5, the Companys president, C.W. Porter, announced that he would be retiring at the end of 1995. The Board has hired an executive recruiter to search for outside candidates, in addition to considering our internal candidates. Selection can then be made from a broad spectrum of aspirants. This search should be culminated when the next quarterly report is due in October.

          The status of regulation of utility companies through the California Public Utilities Commission (CPUC) is in a state of flux. The legislature is holding hearings concerning the organization of the Commission. The Public Utilities Commissioners are trying to forestall legislative action by submitting a plan that envisions performance based rate making for utilities as well as other steps to reorganize the Commission itself to streamline its task of regulating. One proposal, that we would welcome, is a division within the Commission dedicated to regulating water utilities instead of multi-divisions which now regulate the water industry.

          Whatever the outcome, we expect public utility type regulation will be carried-on into the future. The difference might be adoption of performance-based rate making similar in form now being negotiated by the power companies. Under these rules, the utility and the Commission would agree to a set of certain operating utility efficiency ratios. The companies would agree to pursue greater efficiencies which would then allow the company to post better earnings, part of which the shareholders would keep and part of which would be passed on to rate payers. Rate cases would be less frequent. In the meantime, owners, customers, and management will be watching closely the developments in the California legislature.

          We are pleased to welcome a new member to our Board of Directors. Ms. Debra Reed is Executive Vice President of Southern California Gas Company and lends considerable expertise to our Board. She is manager of the largest division of the gas company, which includes the rate making, distribution, and billing. This most recent assignment follows her position as Vice President of Human Resources. All of this experience will be valuable for the company inasmuch as there are many changes in these arenas.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On June 28, 1994, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles against the Company, its wholly owned subsidiary, Dominguez Water Corporation (the "Water Company"), and other defendants by the widow of a deceased employee. The complaint seeks $10 million in actual damages as well as punitive damages from the defendants in connection with the death of plaintiff's husband who was shot dead on January 7, 1994 by Ahmed Kadil who was employed by the Water Company at the time of the shooting. The shooting did not occur on the Company's premises. Plaintiff alleges, however, that Mr. Kadil was acting as an agent of the Company and the Water Company and that, among other things, they were both negligent in hiring, training and retaining him as an employee.

          Plaintiff has not yet served her complaint on the Company or the Water Company. The Company intends to deny any responsibility or liability for the death of plaintiff's husband. It further believes that there is a reasonable likelihood that the plaintiff will be precluded by the California Workers' Compensation law for recovering any monetary damages directly from the Company or the Water Company as a successful claim against them would only entitle plaintiff to recover statutorily mandated damages directly from the California Workers' Compensation fund.

Item 6.   OTHER

          An 8-K report was not required for either

          1. Material unusual charges or credits to income during the most recently completed fiscal quarter, or

          2.     A change in independent accountants during the period.

   The information furnished reflects all adjustments which, in the opinion of management, are necessary to the fair statement of the results of the interim periods.


                                        DOMINGUEZ SERVICES CORPORATION


Date:  8/14/95                          By:         John S. Tootle
     ----------------------------           ----------------------------
                                                     John S. Tootle
                                                 Vice-President Finance