Form 10-Q
period 1995-09-30
DOMINGUEZ SERVICES CORP
filed 1995-11-13
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                F O R M  1 0 - Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                              ---------------------

                               SEPTEMBER 30, 1995

For Quarter Ended. . . . . . . . . . . . . . . .Commission file No. 0-18677

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

Registrant's telephone number, including area code . .. . . . . . (310) 834-2625

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 YES __X__.   NO ____.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS):


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                         DOMINGUEZ SERVICES CORPORATION

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          (a)  Consolidated Income Statement for the                           3
               Three Months Ended September 30, 1995
               and 1994

          (b)  Consolidated Income Statement for the                           4
               Nine Months Ended September 30, 1995
               and 1994

          (c)  Consolidated Income Statement for the                           5
               Twelve Months Ended September 30, 1995
               and 1994

          (d)  Consolidated Balance Sheet as of                                6
               September 30, 1995 and Consolidated
               Balance Sheet as of December 31, 1994

          (e)  Consolidated Statements of Cash Flows                           7
               for the Nine Months Ended
               September 30, 1995 and 1994

          (f)  Capitalization and Stockholders' Equity                         8
               as of September 30, 1995

          (g)  Notes to Consolidated Financial                                 9
               Statements

     Item 2.   Management's Discussion and Analysis of                     10-11
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              12

     Item 6.   Exhibits and Reports on form 8-K                               12

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

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter Ending:


                                                    FOR THE              FOR THE
                                              QUARTER ENDED        QUARTER ENDED
                                             SEPT. 30, 1995       SEPT. 30, 1994
                                             --------------       --------------
Operating Revenue. . . . . . . . . . . . . . .   $7,551,966           $7,735,767
Costs and Expenses
     Operating Expenses. . . . . . . . . . . .    6,154,954            6,369,339
     Interest Expense. . . . . . . . . . . . .      171,021              163,781
     Other deductions, net . . . . . . . . . .          732               21,867

     Total Costs and Expenses. . . . . . . . .    6,326,707            6,554,987

Income from operations . . . . . . . . . . . .    1,225,259            1,180,780

Other income (loss). . . . . . . . . . . . . .      $26,418               27,358

Income before taxes on income. . . . . . . . .    1,251,677            1,208,138

Provision for taxes on income. . . . . . . . .      502,398              514,741

Net income . . . . . . . . . . . . . . . . . .     $749,279             $693,397

     Less preferred dividends. . . . . . . . .        1,219                1,219

Net income applicable to common
shares     . . . . . . . . . . . . . . . . . .     $748,060             $692,178

Earnings per common share. . . . . . . . . . .        $0.74                $0.69

Dividends per common share . . . . . . . . . .       $0.290               $0.275

Average common shares outstanding. . . . . . .    1,004,370            1,004,370



See accompanying notes to Financial Statements

(b)  Consolidated Income Statement (Unaudited) - Nine Months Ending:


                                               FOR THE NINE         FOR THE NINE
                                              MONTHS ENDING        MONTHS ENDING
                                             SEPT. 30, 1995       SEPT. 30, 1994
                                             --------------       --------------
Operating Revenues . . . . . . . . . . . . .    $19,514,501          $18,442,610
Cost and Expenses
               Operating Expenses. . . . . .     16,403,902           15,285,287
               Interest Expense. . . . . . .        514,745              526,013
               Other deductions, net . . . .          6,042               48,955

               Total Costs and Expenses. . .     16,924,689           15,860,255

Income from operations . . . . . . . . . . .      2,589,812            2,582,355

Other income . . . . . . . . . . . . . . . .         59,146               88,577

Income before taxes on income. . . . . . . .      2,648,958            2,670,932

Provision for taxes on income. . . . . . . .      1,063,239            1,101,890

Net Income . . . . . . . . . . . . . . . . .     $1,585,719           $1,569,042

               Less preferred dividends. . .          3,657                3,657

Net income applicable to common shares . . .     $1,582,062           $1,565,385

Earnings per common share. . . . . . . . . .          $1.58                $1.56

Dividends per common share . . . . . . . . .         $0.870               $0.825

Average common shares outstanding. . . . . .      1,004,370            1,004,370


See accompanying notes to Financial Statements

(c) Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                             FOR THE TWELVE       FOR THE TWELVE
                                              MONTHS ENDING        MONTHS ENDING
                                             SEPT. 30, 1995       SEPT. 30, 1994
                                             --------------       --------------
Operating Revenues . . . . . . . . . . . . .    $25,758,623          $23,688,378

Cost and Expenses
               Operating Expenses. . . . . .     21,934,037           19,991,756
               Interest Expense. . . . . . .        702,443              704,725
               Other deductions, net . . . .        (13,484)              50,589

               Total Costs and Expenses. . .     22,622,996           20,747,070

Income from operations . . . . . . . . . . .      3,135,627            2,941,308

Other income . . . . . . . . . . . . . . . .         69,223              374,588

Income before taxes on income. . . . . . . .      3,204,850            3,315,896

Provision for taxes on income. . . . . . . .      1,275,937            1,299,325

Net Income . . . . . . . . . . . . . . . . .     $1,928,913           $2,016,571

               Less preferred dividends. . .          4,876                4,876

Net income applicable to common shares . . .     $1,924,037           $2,011,695

Earnings per common share. . . . . . . . . .          $1.92                $2.00

Dividends per common share . . . . . . . . .         $1.145               $1.090

Average common shares outstanding. . . . . .      1,004,370            1,004,370


See accompanying notes to Financial Statements

(d)  Consolidated Balance Sheet (Unaudited):


                                                          AS OF                AS OF
                                                 SEPT. 30, 1995        DEC. 31, 1994
                                                 --------------        -------------
ASSETS
     Plant and Equipment . . . . . . . . . .        $54,763,966          $54,787,402
     Less allowance for depreciation . . . .         20,798,168           19,586,430
                                                   ------------          -----------

     Net plant and investments . . . . . . .         33,965,798           35,200,972
     Construction work in progress . . . . .          2,604,569              748,375
                                                   ------------          -----------

     Net utility plant . . . . . . . . . . .         36,570,367           35,949,347
     Non utility property. . . . . . . . . .            168,665              560,185
     Current and accrued assets. . . . . . .          7,660,470            5,507,209
     Deferred debits . . . . . . . . . . . .          2,779,003            2,635,590
                                                   ------------          -----------
                                                    $47,178,505          $44,652,331
                                                   ------------          -----------
                                                   ------------          -----------
LIABILITIES
     Capital stock
     Class A Preferred - par value $25 per share
     Outstanding 3,901 shares. . . . . . . .            $97,525              $97,525
     Common - par value $1 per share
     Outstanding 1,004,370 shares. . . . . .          1,004,370            1,004,370

     Surplus:
          Capital Surplus. . . . . . . . . .          2,512,371            2,490,591
     Earnings retained in business . . . . .         11,305,609           10,597,342
                                                   ------------          -----------
          Total Capital. . . . . . . . . . .         14,919,875           14,189,828
                                                   ------------          -----------

     Long-term debt:
          First mortgage bonds . . . . . . .          6,025,000            6,083,000
          Other Notes. . . . . . . . . . . .          1,412,390            1,242,781
                                                   ------------          -----------
          Total Long-term debt . . . . . . .          7,437,390            7,325,781
                                                   ------------          -----------

     Current portion long-term debt. . . . .            319,000              319,000
     Current and accrued liabilities . . . .          6,367,959            4,776,055
     Deferred taxes. . . . . . . . . . . . .          3,688,624            3,563,065
     Advances for construction . . . . . . .          5,418,061            5,334,557
     Contributions and in aid of
          construction . . . . . . . . . . .          6,122,201            6,263,605
     Deferred credits. . . . . . . . . . . .          2,905,395            2,880,440
                                                   ------------          -----------
                                                    $47,178,505          $44,652,331
                                                   ------------          -----------
                                                   ------------          -----------


See accompanying notes to Financial Statements

(e) Consolidated Statements of Cash Flow (Unaudited):


                                                            FOR THE              FOR THE
                                                  NINE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPT. 30, 1995       SEPT. 30, 1994
                                                  -----------------    -----------------
Cash Flows from operating activities:
            Net Income . . . . . . . . . . . . . .       $1,585,719           $1,569,042
            Adjustments to reconcile net income
            to net cash provided by operating
            activities:
            Depreciation and Amortization. . . . .        1,087,412              963,657
            Deferred Income Tax and ITC. . . . . .          125,559              125,559

Change in Assets and Liabilities:
            Customers Receivables. . . . . . . . .         (829,139)            (869,848)
            Other Receivables. . . . . . . . . . .          352,298              540,760
            Materials and Supplies . . . . . . . .            8,663                4,176
            Accounts Payable . . . . . . . . . . .          386,088              838,886
            Income Taxes Payable . . . . . . . . .           11,210              (61,747)
            Deferred Credits . . . . . . . . . . .         (129,557)             125,704
            All Other. . . . . . . . . . . . . . .          918,500               88,836
                                                        -----------          -----------
Net Cash Provided by Operating Activities. . . . .        3,516,753            3,325,025
                                                        -----------          -----------

Cash flows from investing activities:
            Capital Expenditures . . . . . . . . .       (1,810,978)          (2,202,030)
            Assets Acquisitions. . . . . . . . . .               --              (10,002)
                                                        -----------          -----------
Net Cash Used for Investing Activities . . . . . .       (1,810,978)          (2,212,032)
                                                        -----------          -----------

Cash Flow from financing activities:
            Proceeds from Contributions in Aid
            of Construction  . . . . . . . . . . .           77,525               (6,346)
            Repayment of Long Term Debt. . . . . .          111,609              (79,726)
            Dividends Paid . . . . . . . . . . . .         (877,452)            (832,264)
                                                        -----------          -----------
Net Cash Used by Financing Activities. . . . . . .         (688,318)            (918,336)
                                                        -----------          -----------

Net Increase in Cash . . . . . . . . . . . . . . .        1,017,457              194,657
Cash at Beginning of Year. . . . . . . . . . . . .        1,085,283            1,910,767
                                                        -----------          -----------

Cash at End of Period. . . . . . . . . . . . . . .       $2,102,740           $2,105,424
                                                        -----------          -----------
                                                        -----------          -----------

See accompanying notes to Financial Statements

(f) Capitalization and Stockholders' Equity (Unaudited):


                                                                               AS OF
                                                                      SEPT. 30, 1995
                                                                      --------------
                                                                              AMOUNT
                                                                      --------------
Debt:

            Long-term debt . . . . . . . . . . . . . . . . . . .          $7,756,390
               Current sinking fund requirements . . . . . . . .             319,000
                                                                           ---------

            Total debt maturing in more than twelve months . . .          $7,437,390
                                                                           ---------
                                                                           ---------

Deferred credits . . . . . . . . . . . . . . . . . . . . . . . .          $2,907,295
                                                                           ---------
                                                                           ---------




                                                      SHARES ISSUED
                                                     OR OUTSTANDING          AMOUNT
                                                     --------------        ---------
Stockholders' Equity:

Non-convertible cumulative preferred stock
            Class A, 5%, $25 par value . . . . . .            3,901          $97,525
Common stock . . . . . . . . . . . . . . . . . . .        1,004,370       $1,004,370

Capital in excess of par value . . . . . . . . . .                        $2,512,371
                                                                          ----------
                                                                          ----------

Retained earnings:

            Balance at beginning of current
              Fiscal Year. . . . . . . . . . . . .                        $10,597,342

               Net Income. . . . . . . . . . . . .                          1,585,719

                  Cash dividends
                    Common stock @ $0.87 . . . . .          873,795
               Preferred stock Class A @ $0.9375 .            3,687

                                                                          -----------
Balance at end of interim period . . . . . . . . .                        $11,346,267
                                                                          -----------
                                                                          -----------
Total Stockholders' Equity . . . . . . . . . . . .                        $14,919,875
                                                                          -----------
                                                                          -----------


See accompanying notes to Financial Statement

(g)  Notes to Consolidated Financial Statements (Unaudited):


          1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

            Earnings per share for the quarter ended September 30, 1995, were $0.74, compared to $0.69 in the third quarter of 1994. Revenues were $7,551,966 and net income was $748,060 this quarter, compared to last year third quarter revenues of $7,735,767 and net income of $692,178. Despite the fact that water sales for the quarter are slightly higher, revenues dropped due to less income from leasing of water rights. Third quarter earnings were higher by $.10 per share due to reversal of accrued litigation costs for the claims of the widow and estate of a deceased employee who was shot to death by another employee in early 1994. The Company's insurance carrier has settled the claims with no adverse financial impact on the company.

            Revenues for nine months are $19,514,501 and net income is $1,582,062, compared to prior year revenues of $18,442,610 and net income of $1,565,385. Increased revenues are due to 10% greater water sales and higher water rates in the South Bay which are partially offset by lower income from leasing water rights. Operating expenses were higher for the period partially due to higher water costs as difficulty with Company's wells production forced the Company to purchase higher priced imported water.

            Last quarter we reported higher water costs from the Metropolitan Water District of Southern California (MWD) and the West Basin Municipal Water District (WBMWD), which were estimated at $1.5 million. Since then, the California Public Utilities Commission has authorized the company to collect all but $100,000 of its requested increase through higher water rates. We do expect year-end earnings to exceed industry averages.

            As previously reported, the company is working to bring recycled water to our industrial and landscape customer in early 1997. Management is working closely with our supplier, WBMWD, and our largest potential customer, ARCO Los Angeles Refinery, in a long and complicated series of negotiations regarding water quality, capital costs, and water pricing. There are still unresolved issues, which make it problematical for pipeline and facilities construction to begin in the spring of 1996. Almost 80% of our demand for reclaimed water will come from ARCO, so reaching agreement with them is an important step in reaching our goal of adding recycled water to our sources of supply while maintaining our margins on water sales.

            The California Water Association, of which the company is an active member, sponsored legislation, which has passed, to ensure fair regulatory treatment of gains made from the sale of land no longer used for utility business. Fairness dictates that such gains belong to the shareholder, however, recent CPUC decisions have awarded various percentages to rate payers.

            The Board of Directors has completed and announced the company's search for C.W. Porter's successor. Brian J. Brady will assume responsibilities of president and chief executive officer on November 6, 1995. C.W. Porter will remain chairman of the board until his retirement in early January, at which time Mr. Brady will undertake that role as well.

            Brian J. Brady comes to Dominguez Services Corporation with 24 years of experience in the utility industry. Previously, he served the City of Anaheim as assistant general manager of the Public Utility Department, where he directed electric and water system operations. Prior to his work at the City of Anaheim, Mr. Brady served Southern California Edison in a number of capacities. Mr. Brady holds a Bachelor of Science degree in engineering from Loyola Marymount University and a Master of Business Administration from the University of Southern California. He is also a registered engineer.

            October 5, 1995, the Board of Directors announced the Company's 130th consecutive quarterly dividend at $0.290 per share on common stock to be paid on December 15, 1995.

                           PART II - OTHER INFORMATION


ITEM 1.            LEGAL PROCEEDINGS

            The Company's insurance carrier has settled the claims of the widow and estate of a deceased employee who was shot to death by another employee in early 1994. The terms of the settlement will have no adverse financial impact on the Company.

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

                                            DOMINGUEZ SERVICES CORPORATION


Date: November 13, 1995                     By: /s/ John S. Tootle
     ----------------------                 -------------------------
                                            John S. Tootle
                                            Vice-President--Finance