Form 10-K
period 1995-12-31
DOMINGUEZ SERVICES CORP
filed 1996-03-28
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended   DECEMBER 31, 1995 Commission file number   0-18677
                      -------------------                        ---------

                         DOMINGUEZ SERVICES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                             33-0391161
            ------------------------------------------------------------
            (State of other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            identification no.)

      21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA              90810
----------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (310)834-2625

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       ------------------                          ---------------------
            NONE                                          NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON SHARES, $1 PAR VALUE
                           ---------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No
         -------
State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     Common Shares average bid price of $18 on March 14, 1996.

                       AGGREGATE MARKET VALUE $18,078,660

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                      DECEMBER 31, 1995 - 1,004,370 SHARES

Documents incorporated by reference:
     (1) Annual report to shareholders for the year ended December 31, 1995, as to Part II, Items 5, 6, 7 and 8.
     (2)  Proxy statement dated April 1, 1996, as to Item 10 (part), Item 11,
          Item 12, and Item 13.
                                   (There are fifteen pages in this 10-K)

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Dominguez Services Corporation (Company) is a holding company created in 1990 through an Agreement of Merger with Dominguez Water Corporation. Dominguez Services Corporation's principal business is the ownership of all the common stock of Dominguez Water Corporation. The holding company structure provides operational and financial flexibility and allows the Company to engage in non-utility activities. Currently, Hydro-Metric Service Corporation is the Company's only non-utility subsidiary. Substantially all of the Company's revenue and profits in 1995 were from Dominguez Water Corporation.

Dominguez Water Corporation (Dominguez), a public utility, produces and supplies water for residential, commercial, public authority, business and industrial customers. It is comprised of a South Bay division and the utility subsidiaries Antelope Valley Water Company (Antelope Valley), Arden Water Company, Kernville Domestic Water Company, Lakeland Water Company and Split Mountain Water Company. The last four companies noted above, and their subsidiaries, collectively make up the Kern River Valley Water Companies (Kern River Valley).

Dominguez was organized in 1937 as successor to Dominguez Water Company. Its South Bay division is the largest service area with 32,092 customers encompassing most of the City of Carson, one-third of Torrance, and portions of the cities of Compton, Long Beach and Harbor City. Antelope Valley , with 1,228 customers, has four distinct service areas in northern Los Angeles County whereas Kern River Valley, located in Kern County around Isabella Lake, has nine distinct service areas and 3,419 customers.

OPERATIONS

In 1995, Dominguez supplied 12,371 million gallons of water to 36,739 customers, compared to 12,071 million gallons of water to 36,371 customers in 1994. The South Bay division produced 11,890 million gallons of water in 1995. Although Dominguez has a diversified customer base, 53% of 1995 water sales were derived from business and industrial. Furthermore, a single customer, a refinery, accounted for 37% of these business and industrial sales.

Hydro-Metric Service Cooperation operates a large meter test and repair business in Southern California.

WATER SUPPLY

The water supplies for Dominguez are from its own groundwater wells plus two water wholesalers of imported water.

All service areas obtain either a portion of or all of their supply from groundwater wells. The quantity that the South Bay division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins which are managed by a court appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water and purchased water when necessary. Groundwater basins have not been adjudicated in the subsidiary areas of Kern River Valley and the Antelope Valley.

Overall groundwater conditions continue to remain at adequate levels. Dominguez continues to drill new wells, so that it can maximize pumping its total adjudicated rights when called upon.

The South Bay division and Leona Valley service area of Antelope Valley also purchase water from wholesalers to supplement groundwater. The South Bay division purchase imported water from the Metropolitan Water District (MWD) of Southern California. The Leona Valley service area purchases its imported water from Antelope Valley - East Kern Water Agency (AVEK). Both of these wholesale suppliers obtain water from the California State Water Project (SWP), and MWD also obtains water from the Colorado River.

As of March 1996, the water supply outlook is very favorable. Winter rains have filled SWP reservoirs to above average levels. MWD also indicates that a full compliment of Colorado River water is available. Dominguez expects an ample supply of import water to be at hand for the next several years.

Long-term imported water supplies are dependent upon the outcome of several factors. Dominguez's future dependency on imported water will be subject to the availability of reclaimed water in the region as well as customers' long-term water conservation efforts. Dominguez has been and will continue to promote long-term water conservation efforts. Dominguez will continue to be an industry leader in the promotion of wise water use.

Dominguez anticipates that the West Basin Municipal Water District Reclamation Project will be delivering reclaimed water into the South Bay division by 1997. Dominguez will make the reclaimed water (which is priced lower and more economically) available to its customers. Dominguez's margins will remain equal to that of replaced potable sales. This project is expected to be a major step in drought-proofing the South Bay division.

Legislative actions continue to alter the amount of SWP water available from Northern California, and MWD anticipates losing two-thirds of the water normally imported from the Colorado River around the beginning of the next century. The reduced availability of imported water supplies and an annual population growth of 400,000 in Southern California could create future drought conditions which may require water rationing by all water agencies, including Dominguez.

WATER QUALITY

Water quality is a primary concern for Dominguez. Groundwater requires only minimal treatment with chlorine for disinfecting, with the exception of minor water supplies in Kern River Valley that are filtered for iron and manganese. Purchased water has already gone through an extensive treatment process before receives it.

Both groundwater and purchased water are subjected to extensive quality analysis. With the occasional bacteriological minor exception, Dominguez meets all current primary water standards. Dominguez has an ongoing groundwater monitoring program and South Bay division participates in an area-wide water quality program administered by the association representing the groundwater basins.

Under the federal Safe Drinking Water Act (SDWA), Dominguez is subject to regulation by the United States Environmental Protection Agency (EPA) and the California Department of Health Services for the quality of water it supplies. The EPA is required by SDWA to continue establishing new maximum contaminant levels for additional chemicals. The costs of future compliance are currently unknown and Dominguez's water sources may require additional treatment. Management believes that Dominguez's resources are sufficient to meet these anticipated challenges.

REGULATORY AFFAIRS

In August 1995, Dominguez increased revenues by $1,400,000 annually, or 6.2%, to recover the increased cost of water production in our South Bay division.

This rate increase substantially recovered the total cost increase of $1,500,000 for higher purchased water costs and an increased pump tax. However, due to Dominguez's high earnings at this time, the total cost increase was not recoverable in rates. Dominguez expects to recover the difference, $100,000, in the balancing account in the future. This rate increase does not increase the earnings to Dominguez but rather offsets the effects of higher water production costs to Dominguez.

In 1995, the California Public Utilities Commission (CPUC) undertook a strategic planning process referred to as Vision 2000. This planning process was done in response to hearings held by the California Legislature concerning the organization of the CPUC and the effects that deregulation in other utility industries will have on the CPUC. The CPUC held workshops throughout the state. Dominguez participated in these workshops and submitted comments. The CPUC's Vision 2000 has been presented to the California Legislature. In 1996, the California Legislature will assess Vision 2000 plan and decide if further legislative action is needed.

Discussions regarding Vision 2000 indicate that Dominguez will continue to be subject to traditional regulatory policies and practices. The regulation may be modified to include performance standards. Using performance-based rate making, the utility and the CPUC would agree to a set of operating efficiency ratios.
If the efficiency ratios are exceeded, the shareholders would get to keep a portion of the cost savings as increased profits.

NON-UTILITY SUBSIDIARY

Hydro-Metric Service Corporation is a service company specializing in field testing and repair of large water meters.

EMPLOYEE RELATIONS

As of December 31, 1995 there were a total of 82 employees in utility and non-utility operations. None of the employees is represented by a labor organization, and there has never been a work stoppage or interruption due to a labor dispute. In general, wages, hours, and conditions of employment are equivalent to those found in the industry. Dominguez considers its relations with its employees as excellent. All employees receive paid annual vacations and sick leave. Dominguez provides and pays the cost of group life, disability, medical and dental insurance, as well as pensions for its employees.

ENVIRONMENTAL MATTERS

Dominguez's operations are subject to pollution control and water quality control as discussed in the "Water Quality" section.

Other state and local environmental regulations apply to Dominguez operations and facilities. These regulations are primarily related to the handling, storage and disposal of hazardous materials. Dominguez is currently in compliance with all other state and local regulations.

ITEM 2.   PROPERTIES.

Dominguez general administrative and executive offices are located on 5 1/2 acres of company-owned property at 21718 South Alameda Street, Long Beach, California. The offices and shops were completed in April 1972.

The South Bay division has 14 wells, some of which are located on its own land and some on leased sites. Well sites under lease expire between 1996 and 2010 and require aggregate annual payments of approximately $100,000. South Bay division water storage, all on owned property, consists of a 5 million gallon steel tank, four 3-1/2 million gallon steel tanks, one 750,000 gallon elevated steel storage tank and other smaller storage tanks. Kern River Valley and Antelope Valley operate approximately 45 wells and utilize approximately 20 storage tanks ranging in size from 40,000 to 300,000 gallons.

The South Bay division has prior rights to lay distribution mains and for other uses on much of the public and private lands in its service area. Dominguez' claim of prior rights is derived from the original Spanish land grant covering the Dominguez service area. For this reason, Dominguez, unlike most other public utilities, generally receives compensation from the appropriate public authority when the relocation of its facilities is necessitated by the construction of roads or other projects. It is common for public utilities to bear the entire cost of such relocation.

Substantially all of the property of Dominguez is subject to the lien of the Trust Indenture dated August 1, 1954, as supplemented and amended, to Chemical Trust Company of California, as Trustee, securing the three outstanding series of Dominguez' First Mortgage Bonds.

ITEM 3.   LEGAL PROCEEDINGS.

On or about November 20, 1995, Dominguez's insurance carrier settled the claims of a former employee who filed a complaint in Los Angeles Superior Court alleging, among other things, that he had been wrongfully terminated by Dominguez. The terms of the settlement will have no adverse financial impact on Dominguez.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.


     (a)  MARKET PRICE FOR COMMON SHARES
          Reference is made to Page 27 of the Annual Report to  Shareholders.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES

          The NASDAQ Stock Market maintenance standards require that NASDAQ National Market companies have at least 400 shareholders or at least 300 shareholders of round lots. As of December 31, 1995, the company complies with the standard with 336 common shareholders of record and more than 300 beneficial shareholders, who have chosen to hold their shares in street name.

     (c)  FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED
          Reference is made to Page 27 of the Annual Report to  Shareholders.

     (d)  DIVIDEND RESTRICTION
          Reference is made to page 23, Note 5 of Notes to Consolidated Financial Statements of the Annual Report to Shareholders.



ITEM 6.   SELECTED FINANCIAL DATA.

          Reference is made to Page 14 and 15 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          Reference is made to Page 16 of the Annual Report to Shareholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Financial statements incorporated by reference from the Annual Report to Shareholders:
              -  Consolidated Balance Sheets - December 31, 1995 and 1994;
              -  Consolidated Statements of Income for the years ended December
                  31, 1995, 1994 and 1993;
              -  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1995, 1994 and 1993;
              -  Notes to Consolidated Financial Statements;
              -  Report of Independent Public Accountants.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all directors and executive officers, indicating the positions and offices presently held by each.


      NAME                     AGE     POSITION AND OFFICE
      ----                     ---     -------------------

      Dwight C. Baum           83      Director
      Richard M. Cannon        54      Director
      Terrill M. Gloege        60      Director
      Thomas W. Huston         34      Director
      C. Bradley Olson         55      Director
      Langdon Owen             65      Director
      Charles W. Porter        65      Director
      Debra L. Reed            39      Director
      Brian J. Brady           47      Chief Executive Officer, President and
                                         Director
      C. W. Rose               53      Vice President of Marketing and
                                         Corporate Secretary
      John S. Tootle           41      Chief Financial Officer, Vice President
                                         of Finance and Treasurer


There is no "family relationship" between any of the executive officers.

Information responding to Item 10 is included in a proxy statement pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION.

Information responding to Item 11 was included in a proxy statement (page 7) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information responding to Item 12 was included in a proxy statement (page 3) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information responding to Item 13 was included in a proxy statement (page 8) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3). Other information is included in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders.

                                       PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 9-K.

            (a) Exhibits: The following exhibits are incorporated as part of this report by reference to Registration Statement No. 33-33401, Form S-4 dated February 13, 1990.

                    3.  by-laws of Dominguez Services Corporation
                    Articles of Incorporation and Amendment of Dominguez Services Corporation.

                    22. Subsidiaries of the registrant.

            (b) Schedule II not included in the Annual Report to Shareholders, and related report of independent public accountants are included after Item 14 in Part IV.

            (c)     Schedules Omitted:

                    All other schedules have been omitted as they are not applicable, not material, or the required information is given in the Financial Statements or Notes.

            (d) Reference is made to the Financial Statements incorporated herein in Item 8.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE


Board of Directors
Dominguez Services Corporation
Long Beach, California


     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the 1995 Annual Report to Shareholders of Dominguez Services Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 6, 1996. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP



Los Angeles, California
March 6, 1996

                            DOMINGUEZ SERVICES CORPORATION
                                   And Subsidiaries

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



        Col. A                 Col. B         Col. C        Col. D         Col. E        Col. F
        ------                 ------         ------        ------         ------        ------

                                               ADDITION

                                                              (1)
                                                           Charged to
                               Balance at    Charged to      Other          (2)        Balance at
                               Beginning     Costs and     Accounts -    Deductions      End of
       Description             of Period      Expenses      Describe     - Describe      Period
       -----------              ---------      --------      --------     ----------      ------

Allowance for doubtful
accounts:

  Year Ended                     $196,361      $120,000        $5,490       $71,711      $250,140
                                  --------      --------        ------       -------      --------
                                  --------      --------        ------       -------      --------
  December 31,1995

  Year Ended                     $122,235      $120,000        $3,309       $49,183      $196,361
                                  --------      --------        ------       -------      --------
                                  --------      --------        ------       -------      --------
  December 31, 1994

  Year Ended                     $137,773       $95,000        $6,018      $116,556      $122,235
  December 31, 1993
                                  --------      --------        ------       -------      --------
                                  --------      --------        ------       -------      --------


Notes:

(1) Receipts on accounts previously written off.

(2) Accounts  receivable write off.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOMINGUEZ SERVICES CORPORATION:

                                       By
                                         --------------------------------------
                                       Brian J. Brady, Chief Executive Officer

                                       By
                                         --------------------------------------
                                       John S. Tootle, Chief Financial Officer

                                       By
                                         --------------------------------------
                                       C.W. Rose, Corporate Secretary

                                       By
                                         --------------------------------------
                                       Martin Booth, Chief Accountant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       DIRECTORS:

                                       ----------------------------------------
                                       D. C. BAUM              Date

                                       ----------------------------------------
                                       R. M. Cannon                   Date

                                       ----------------------------------------
                                       T. M. Gloege                   Date

                                       ----------------------------------------
                                       T. W. Houston                  Date

                                       ----------------------------------------
                                       C. B. Olson                    Date

                                       ----------------------------------------
                                       L. Owen                        Date

                                       ----------------------------------------
                                       C. W. Porter

                                       ----------------------------------------
                                       D. L. Reed                     Date