Form 10-Q
period 1996-03-31
DOMINGUEZ SERVICES CORP
filed 1996-05-13
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                F O R M  1 0 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

FOR QUARTER ENDED                MARCH 31, 1996              ON FILE NO. 0-18677
                 --------------------------------------------

                        DOMINGUEZ SERVICES CORPORATION
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA                                                            33-0391161
- --------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION                                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

           21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                (310) 834-2625
                                                  ------------------------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.


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

                        DOMINGUEZ SERVICES CORPORATION

                                    INDEX
                                    -----
                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             (a)  CONSOLIDATED INCOME STATEMENT FOR THE THREE MONTHS           3
                  ENDED MARCH 31, 1996 AND 1995

             (b)  CONSOLIDATED INCOME STATEMENT FOR THE TWELVE MONTHS          4
                  ENDED MARCH 31, 1996 AND 1995

             (c)  CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996 AND          5
                  CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995

             (d)  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE          6
                  MONTHS ENDED MARCH 31, 1996 AND 1995

             (e)  CAPITALIZATION AND STOCKHOLDERS' EQUITY AS OF                7
                  MARCH 31, 1996

             (f)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     8-9
             AND RESULTS OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                10

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 10

     SIGNATURE                                                                10

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED: DOMINGUEZ SERVICES CORPORATION, DOMINGUEZ WATER CORPORATION, ANTELOPE VALLEY WATER CO., KERNVILLE DOMESTIC WATER CO., ARDEN WATER CO., HYDRO-METRIC SERVICE CORPORATION.

(A)  CONSOLIDATED INCOME STATEMENT (UNAUDITED) - FISCAL QUARTER ENDING:


                                                      FOR THE            FOR THE
                                               QUARTER ENDING     QUARTER ENDING
                                               MARCH 31, 1996     MARCH 31, 1995
                                               --------------     --------------

     OPERATING REVENUE                             $5,225,268        $5,021,542

     COSTS AND EXPENSES
        OPERATING EXPENSES                          4,692,437         4,468,194
        INTEREST EXPENSES                             172,024           176,823
        OTHER EXPENSES, NET                             5,960             2,497

        TOTAL COSTS AND EXPENSES                    4,870,421        $4,647,514

     INCOME FROM OPERATIONS                           354,847           374,028

     OTHER INCOME                                      96,974            14,371

     INCOME BEFORE TAXES ON INCOME                    451,821           388,399

     PROVISION FOR TAXES ON INCOME                    181,352           155,896

     NET INCOME                                       270,469           232,503

        LESS PREFERRED DIVIDENDS                        1,219             1,219

     NET INCOME APPLICABLE TO COMMON SHARES          $269,250          $231,284

     EARNINGS PER COMMON SHARE                          $0.27             $0.23

     DIVIDENDS PER COMMON SHARE                         $0.31             $0.29

     AVERAGE COMMON SHARES OUTSTANDING              1,004,370         1,004,370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(b)  CONSOLIDATED INCOME STATEMENT (UNAUDITED) - TWELVE MONTHS ENDING:


                                              FOR THE TWELVE      FOR THE TWELVE
                                               MONTHS ENDING       MONTHS ENDING
                                              MARCH 31, 1996      MARCH 31, 1995
                                              --------------      --------------

     OPERATING REVENUE                           $25,690,049        $23,898,597

     COSTS AND EXPENSES
        OPERATING EXPENSES                        22,055,526         20,582,534
        INTEREST EXPENSES                            678,334            708,222
        OTHER EXPENSES, NET                           10,650             27,512

        TOTAL COSTS AND EXPENSES                  22,744,510         21,318,268

     INCOME FROM OPERATIONS                        2,945,539          2,580,329

     OTHER INCOME                                    247,823            707,645

     INCOME BEFORE TAXES ON INCOME                 3,193,362          3,287,974

     PROVISION FOR TAXES ON INCOME                 1,202,888           1,345,793

     NET INCOME                                    1,990,474          1,942,181

        LESS PREFERRED DIVIDENDS                       4,876              4,876

     NET INCOME APPLICABLE TO COMMON SHARES       $1,985,598         $1,937,305

     EARNINGS PER COMMON SHARE                         $1.98              $1.93

     DIVIDENDS PER COMMON SHARE                        $1.18             $1.115

     AVERAGE COMMON SHARES OUTSTANDING             1,004,370          1,004,370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(c)  CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                    AS OF                  AS OF
                                           MARCH 31, 1996      DECEMBER 31, 1995
                                           --------------      -----------------

     ASSETS
        PLANT AND EQUIPMENT                   $57,135,596           $57,094,383
        DEPRECIATION ALLOWANCE                (20,709,083)          (20,312,058)
        CONSTRUCTION WORK IN PROGRESS           1,219,996               291,478
                                              -----------           -----------
        NET UTILITY PLANT                      37,646,509            37,073,803

        NONUTILITY PROPERTY                       138,646               149,138
        CURRENT AND ACCRUED ASSETS              4,909,476             5,272,443
        DEFERRED DEBITS                         2,470,446             2,799,374
                                              -----------           -----------
                                              $45,165,077           $45,294,758
                                              -----------           -----------
                                              -----------           -----------

     LIABILITIES
        CAPITAL STOCK:
        CLASS A PREFERRED - PAR VALUE $25
          PER SHARE
            NO OUTSTANDING SHARES IN 1996          $--0--               $97,525
        COMMON - PAR VALUE $1 PER SHARE
        OUTSTANDING 1,004,370 SHARES            1,004,370             1,004,370

     SURPLUS:
        CAPITAL SURPLUS                         2,508,467             2,512,379
        EARNINGS RETAINED IN BUSINESS          11,337,808            11,379,913
                                              -----------           -----------
     TOTAL CAPITAL                             14,850,645            14,994,187
                                              -----------           -----------
     LONG-TERM DEBT:
        FIRST MORTGAGE BONDS                    6,023,000             6,023,000
        OTHER NOTES                             1,245,201             1,250,335
                                              -----------           -----------
     TOTAL LONG-TERM DEBT                       7,268,201             7,273,335
                                              -----------           -----------

     CURRENT PORTION LONG-TERM DEBT                81,000                81,000
     CURRENT AND ACCRUED LIABILITIES            4,518,113             4,819,070
     DEFERRED TAXES                             3,719,000             3,696,565
     ADVANCES FOR CONSTRUCTION                  5,650,713             5,440,080
     CONTRIBUTION IN AID OF CONSTRUCTION        6,048,513             6,055,354
     DEFERRED CREDITS                           3,028,892             2,935,167
                                              -----------           -----------
                                              $45,165,077           $45,294,758
                                              -----------           -----------
                                              -----------           -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(d)  CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                        FOR THE          FOR THE
                                                 QUARTER ENDING   QUARTER ENDING
                                                 MARCH 31, 1996   MARCH 31, 1995
                                                 --------------   --------------

     CASH FLOW FROM OPERATING ACTIVITIES:
        NET INCOME                                     $270,469        $232,503

        ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY OPERATION ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                   354,063         371,723
        DEFERRED INCOME TAX AND ITC                      22,435          41,853

        CHANGE IN ASSETS AND LIABILITIES:
        CUSTOMERS RECEIVABLE                            336,631         427,690
        OTHER RECEIVABLE                                690,070          71,700
        MATERIALS AND SUPPLIES                            8,447           5,382
        ACCOUNTS PAYABLE                               (590,658)       (302,164)
        INCOME TAXES PAYABLE                            238,210         (57,634)
        DEFERRED CREDITS                                102,170         244,748
        ALL OTHERS                                       49,732         208,357
                                                     ----------       ---------
     NET  CASH PROVIDED BY OPERATING ACTIVITIES       1,481,569       1,244,158
                                                     ----------      ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        CAPITAL EXPENDITURES                           (973,643)       (595,208)
        PURCHASE SUBSIDIARIES                             --0--         (10,001)
                                                     ----------      ----------
     NET CASH USED FOR INVESTING ACTIVITIES            (973,643)       (605,209)
                                                     ----------      ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        PROCEEDS FROM CONTRIBUTIONS IN AID OF
           CONSTRUCTION                                 257,853         (36,483)
        REPAYMENT OF LONG TERM DEBT                      (5,134)        172,959
        DIVIDENDS PAID                                 (312,574)       (292,478)
        STOCK REDEMPTION                                (78,225)          --0--
                                                     ----------      ----------
     NET CASH USED BY FINANCING ACTIVITIES             (138,080)       (156,002)
                                                     ----------      ----------
     NET INCREASE IN CASH                               369,846         482,947

     CASH AT BEGINNING OF YEAR                          751,606       1,085,283
                                                     ----------      ----------
     CASH AT END OF YEAR                             $1,121,452      $1,568,230
                                                     ----------      ----------
                                                     ----------      ----------

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(e)  CAPITALIZATION AND STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                    AS OF
                                                                                           MARCH 31, 1996
                                                                                           --------------
     DEBT:
        LONG-TERM DEBT                                                                         $7,349,201
        CURRENT SINKING FUND REQUIREMENTS                                                         (81,000)
                                                                                               ----------
     TOTAL DEBT MATURING IN MORE THAN TWELVE MONTHS                                            $7,268,201
                                                                                               ----------
                                                                                               ----------

     DEFERRED CREDITS                                                                          $3,028,892
                                                                                               ----------
                                                                                               ----------

     STOCKHOLDER'S EQUITY:                                     SHARES
                                                             ISSUED OR
                                                            OUTSTANDING      AMOUNT
                                                            -----------      ------
     COMMON STOCK $1 PAR VALUE                              1,004,370                          $1,004,370
     CAPITAL IN EXCESS OF PAR VALUE                                                             2,508,467
     RETAINED EARNINGS:
        BALANCE AT BEGINNING OF CURRENT FISCAL YEAR                         $11,379,913
        NET INCOME                                                              270,469
        CASH DIVIDENDS:
        COMMON STOCK @ $0.31                                 $311,355
         PREFERRED STOCK CLASS A @ $0.3125                      1,219          (312,574)
                                                                -----         ---------
     BALANCE AT END OF INTERIM PERIOD                                                          11,337,808
                                                                                               ----------
     TOTAL STOCKHOLDER'S EQUITY                                                               $14,850,645
                                                                                              -----------
                                                                                              -----------

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(f)  Notes to Consolidated Financial Statements (Unaudited)

          1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         For the three months ended March 31, 1996, earnings per share increased from $.23 to $.27 for the same period in 1995. Revenues for the three months ended March 31, 1996, were $5,225,268 and net income was $270,469, compared to revenues of $5,021,542 and net income of $232,503 for the same period last year.

         For the twelve months ended March 31, 1996, earnings per share increased from $1.93 to $1.98 for the same period in 1995. Revenues for the twelve months ended March 31, 1996, were $25,690,049 and net income was $1,990,474, compared to revenues of $23,898,597 and net income of $1,942,181 for the same period last year.

         The Company posted higher revenues and earnings despite a 2.3% decrease in water sales. Increased revenues are due in large measure to a rate increase authorized in 1995 by the California Public Utilities Commission (CPUC) to cover higher water costs. Higher earnings are primarily attributable to proceeds from brokering water rights leases.

         As part of the Company's strategic repositioning, Dominguez will sell the remaining assets of its non-utility subsidiary, Hydro-Metric Corporation. We expect to complete the transaction by the end of April with no material effect on the Company's financial statements.

         As of March 15, 1996, the Company redeemed all its outstanding Class A Preferred Shares.

         WATER QUALITY

         Due to recent publicity regarding methyltertiarybutylether (MTBE) found in water systems in Southern California, the Company sampled its groundwater supply and found no trace of this contaminant. The Company continues to test its water supply to ensure compliance with current and anticipated federal and state water quality standards.

         WATER SUPPLY

         The water supply outlook is encouraging. Large amounts of rain and snow pack in northern California assure us of an adequate supply to meet South Bay customers' demands for the next two years. Although this year's runoff is slightly less than in the prior year, reservoirs are near capacity and snow pack in Northern California is still well above normal. MWD expects full deliveries from the State Water Project. Colorado River water will also be available.

         The Company continues to increase local well capacity in order to mitigate the effects of water shortages and future imported water rate increases.

         In the Kern River Valley and Antelope Valley, ground water levels indicate that these systems should have an adequate water supply for 1996.

         DIVIDEND INCREASE

         The Board of Directors has declared the Company's 133rd consecutive quarterly dividend at $.31 per share on common stock to be paid on June 15, 1996.

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

                                       DOMINGUEZ SERVICES CORPORATION



Date:                                  By:
     -------------------------------      --------------------------------
                                            John S. Tootle
                                            CFO, Vice-President Finance