Form 10-Q
period 1996-06-30
DOMINGUEZ SERVICES CORP
filed 1996-08-12
CIK 860673

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                 --------------------

                                   F O R M  1 0 - Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------------

                                    JUNE 30, 1996
FOR QUARTER ENDED                                           ON FILE NO. 0-18677
                 -------------------------------------------

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

                                                                  (310) 834-2625
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE..............................

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
YES    X   .  NO        .
    -------      -------

                       (APPLICABLE ONLY TO CORPORATE ISSUERS):

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT. COMMON STOCK (ONE CLASS) - 1,004,370

                            DOMINGUEZ SERVICES CORPORATION

                                  INDEX
                                  -----
                                                                     PAGE NO.
                                                                     --------
PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

          (a) CONSOLIDATED INCOME STATEMENT FOR THE                         3
              THREE MONTHS ENDING JUNE 30, 1996
              AND 1995

          (b) CONSOLIDATED INCOME STATEMENT FOR THE                         4
              SIX MONTHS ENDING JUNE 30, 1996
              AND 1995

          (c) CONSOLIDATED INCOME STATEMENT FOR THE                         5
              TWELVE MONTHS ENDING JUNE 30, 1996
              AND 1995

          (d) CONSOLIDATED BALANCE SHEET AS OF                              6
              JUNE 30, 1996 AND CONSOLIDATED
              BALANCE SHEET AS OF DECEMBER 31, 1995

          (e) CONSOLIDATED STATEMENTS OF CASH FLOWS                         7
              FOR THE SIX MONTHS ENDING
              JUNE 30, 1996 AND 1995

          (f) CAPITALIZATION AND STOCKHOLDERS' EQUITY                       8
              AS OF JUNE 30, 1996

          (g) NOTES TO CONSOLIDATED FINANCIAL                               9
              STATEMENTS

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    9-10
              FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11

     SIGNATURE                                                             11

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED: DOMINGUEZ SERVICES CORPORATION, DOMINGUEZ WATER CORPORATION, ANTELOPE VALLEY WATER CO., KERNVILLE DOMESTIC WATER CO., ARDEN WATER CO., HYDRO-METRIC SERVICE CORPORATION.

(a) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - FISCAL QUARTER ENDING:





                                                                        FOR THE             FOR THE
                                                                 QUARTER ENDING      QUARTER ENDING
                                                                  JUNE 30, 1996       JUNE 30, 1995
                                                                 --------------      --------------
OPERATING REVENUE                                                    $6,355,921          $6,605,633

COSTS AND EXPENSES
     OPERATING EXPENSES                                               5,361,540           5,552,154
     INTEREST EXPENSES                                                  172,779             166,901
     OTHER EXPENSES, NET                                                  3,289               2,813

     TOTAL COSTS AND EXPENSES                                         5,537,608           5,721,868

INCOME FROM OPERATIONS                                                  818,313             883,765

OTHER INCOME                                                             75,465             125,116

INCOME BEFORE TAXES ON INCOME                                           893,778           1,008,881

PROVISION FOR TAXES ON INCOME                                           358,745             404,945

NET INCOME                                                             $535,033            $603,936

     LESS PREFERRED DIVIDENDS                                             --0--               1,219

NET INCOME APPLICABLE TO COMMON SHARES                                 $535,033            $602,717

EARNINGS PER COMMON SHARE                                                 $0.53               $0.60

DIVIDENDS PER COMMON SHARE                                                $0.31               $0.29

AVERAGE COMMON SHARES OUTSTANDING                                     1,004,370           1,004,370



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(b) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - SIX MONTHS ENDING:





                                                          FOR THE SIX         FOR THE SIX
                                                        MONTHS ENDING       MONTHS ENDING
                                                        JUNE 30, 1996       JUNE 30, 1995
                                                        -------------       -------------
OPERATING REVENUE                                         $11,581,189         $11,699,925

COSTS AND EXPENSES
     OPERATING EXPENSES                                    10,053,977          10,096,548
     INTEREST EXPENSES                                        344,803             343,724
     OTHER EXPENSES, NET                                        9,249               5,310

     TOTAL COSTS AND EXPENSES                              10,408,029          10,445,582

INCOME FROM OPERATIONS                                      1,173,160           1,254,343

OTHER INCOME                                                  172,439             142,938

INCOME BEFORE TAXES ON INCOME                               1,345,599           1,397,281

PROVISION FOR TAXES ON INCOME                                 540,097             560,841

NET INCOME                                                   $805,502            $836,440

     LESS PREFERRED DIVIDENDS                                   1,219               2,438

NET INCOME APPLICABLE TO COMMON SHARES                       $804,283            $834,002

EARNINGS PER COMMON SHARE                                       $0.80               $0.83

DIVIDENDS PER COMMON SHARE                                      $0.62               $0.58

AVERAGE COMMON SHARES OUTSTANDING                           1,004,370           1,004,370





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(c) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - TWELVE MONTHS ENDING:




                                                       FOR THE TWELVE      FOR THE TWELVE
                                                        MONTHS ENDING       MONTHS ENDING
                                                        JUNE 30, 1996       JUNE 30, 1995
                                                       --------------      --------------
OPERATING REVENUE                                         $25,367,586         $25,026,809

COSTS AND EXPENSES
     OPERATING EXPENSES                                    21,963,934          21,659,962
     INTEREST EXPENSES                                        684,212             695,203
     OTHER EXPENSES, NET                                       11,126               7,651

     TOTAL COSTS AND EXPENSES                              22,659,272          22,362,816

INCOME FROM OPERATIONS                                      2,708,314           2,663,993

OTHER INCOME                                                  369,942             542,318

INCOME BEFORE TAXES ON INCOME                               3,078,256           3,206,311

PROVISION FOR TAXES ON INCOME                               1,156,688           1,312,989

NET INCOME                                                 $1,921,568          $1,893,322

     LESS PREFERRED DIVIDENDS                                   3,657               4,876

NET INCOME APPLICABLE TO COMMON SHARES                     $1,917,911          $1,888,446

EARNINGS PER COMMON SHARE                                       $1.91               $1.88

DIVIDENDS PER COMMON SHARE                                      $1.20               $1.13

AVERAGE COMMON SHARES OUTSTANDING                           1,004,370           1,004,370




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(d) CONSOLIDATED BALANCE SHEET (UNAUDITED)




                                                                AS OF                    AS OF
                                                        JUNE 30, 1996        DECEMBER 31, 1995
                                                        -------------        -----------------

ASSETS
    PLANT AND EQUIPMENT                                   $57,200,005              $57,094,383
    DEPRECIATION ALLOWANCE                               (21,031,075)             (20,312,058)
    CONSTRUCTION WORK IN PROGRESS                           2,107,388                  291,478
                                                            ---------                  -------
    NET UTILITY PLANT                                      38,276,318               37,073,803
    NON-UTILITY PROPERTY                                      135,133                  149,138
    CURRENT AND ACCRUED ASSETS                              5,439,564                5,272,443
    DEFERRED DEBITS                                         2,484,259                2,799,374
                                                            ---------                ---------
                                                          $46,335,274              $45,294,758
                                                          -----------              -----------
                                                          -----------              -----------

LIABILITIES

    CAPITAL STOCK:
    CLASS A PREFERRED - PAR VALUE $25 PER SHARE
      NO OUTSTANDING SHARES IN 1996                            $--0--                  $97,525
    COMMON - PAR VALUE $1 PER SHARE
    OUTSTANDING 1,004,370 SHARES                            1,004,370                1,004,370

    SURPLUS:
         CAPITAL SURPLUS                                    2,507,502                2,512,379
         EARNINGS RETAINED IN BUSINESS                     11,561,486               11,379,913
                                                           ----------               ----------
    TOTAL CAPITAL                                          15,073,358               14,994,187
                                                           ----------               ----------
    LONG-TERM DEBT:
         FIRST MORTGAGE BONDS                               6,005,000                6,023,000
         OTHER NOTES                                        1,458,918                1,250,335
                                                            ---------                ---------
    TOTAL LONG-TERM DEBT                                    7,463,918                7,273,335
                                                            ---------                ---------

    CURRENT PORTION LONG-TERM DEBT                             81,000                   81,000
    CURRENT AND ACCRUED LIABILITIES                         5,244,650                4,819,070
    DEFERRED TAXES                                          3,761,435                3,696,565
    ADVANCES FOR CONSTRUCTION                               5,485,300                5,440,080
    CONTRIBUTION IN AID OF CONSTRUCTION                     6,109,271                6,055,354
    DEFERRED CREDITS                                        3,116,342                2,935,167
                                                            ---------                ---------
                                                          $46,335,274              $45,294,758
                                                          -----------              -----------
                                                          -----------              -----------




    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(e) CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)




                                                          FOR THE SIX              FOR THE SIX
                                                        MONTHS ENDING            MONTHS ENDING
                                                        JUNE 30, 1996            JUNE 30, 1995
                                                        -------------            -------------

CASH FLOW FROM OPERATING ACTIVITIES:
    NET INCOME                                               $805,502                 $836,440
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATION ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                             617,863                  726,377
    DEFERRED INCOME TAX AND ITC                                64,870                   83,706
    CHANGE IN ASSETS AND LIABILITIES:
    CUSTOMERS RECEIVABLE                                     (526,278)                (573,962)
    OTHER RECEIVABLE                                          506,877                  554,471
    MATERIALS AND SUPPLIES                                     23,536                    8,586
    ACCOUNTS PAYABLE                                          (64,907)                 (51,667)
    INCOME TAXES PAYABLE                                      143,779                 (105,886)
    DEFERRED CREDITS                                          172,324                 (160,576)
    ALL OTHERS                                               (174,483)                 354,168
                                                              -------                  -------

NET  CASH PROVIDED BY OPERATING ACTIVITIES                  1,569,083                1,671,657
                                                            ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    CAPITAL EXPENDITURES                                   (1,926,409)              (1,166,183)
    PURCHASE SUBSIDIARIES                                       --0--                  (10,001)
                                                                -----                   ------
NET CASH USED FOR INVESTING ACTIVITIES
                                                           (1,926,409)              (1,176,184)
                                                            ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    PROCEEDS FROM CONTRIBUTIONS IN AID OF
      CONSTRUCTION & ADVANCES                                  99,137                 (283,725)
    REPAYMENT OF LONG TERM DEBT                               190,583                  154,933
    DIVIDENDS PAID                                           (623,929)                (584,967)
    STOCK REDEMPTION                                          (97,525)                   --0--
    OTHER                                                     108,120                  113,010
                                                              -------                  -------

NET CASH USED BY FINANCING ACTIVITIES                        (323,614)                (600,749)
                                                              -------                  -------
NET (DECREASE) INCREASE IN CASH                             ($680,940)               ($105,276)
CASH AT BEGINNING OF YEAR                                     751,606                1,427,321
                                                              -------                ---------
CASH AT END OF YEAR                                           $70,666               $1,322,045
                                                              -------               ----------
                                                              -------               ----------




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(f) CAPITALIZATION AND STOCKHOLDERS' EQUITY (UNAUDITED)





                                                                                              AS OF
                                                                                      JUNE 30, 1996
                                                                                      -------------
DEBT:
  LONG-TERM DEBT                                                                         $7,544,918
  CURRENT SINKING FUND REQUIREMENTS                                                         (81,000)
                                                                                             ------
TOTAL DEBT MATURING IN MORE THAN TWELVE MONTHS                                           $7,463,918
                                                                                         ----------
                                                                                         ----------

DEFERRED CREDITS                                                                         $3,116,342
                                                                                         ----------
                                                                                         ----------
STOCKHOLDER'S EQUITY:                               SHARES
                                                   ISSUED OR
                                                  OUTSTANDING            AMOUNT
                                                  -----------            ------

COMMON STOCK $1 PAR VALUE                         1,004,370                              $1,004,370
CAPITAL IN EXCESS OF PAR VALUE                                                            2,507,502

RETAINED EARNINGS:
  BALANCE AT BEGINNING OF CURRENT FISCAL YEAR                       $11,379,913
  NET INCOME                                                            805,502
  CASH DIVIDENDS:
  COMMON STOCK @ $0.31                             $622,710
  PREFERRED STOCK CLASS A @ $0.3125                   1,219            (623,929)
                                                      -----             -------
BALANCE AT END OF INTERIM PERIOD                                                         11,561,486
                                                                                         ----------
TOTAL STOCKHOLDER'S EQUITY                                                              $15,073,358
                                                                                        -----------
                                                                                        -----------




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(g) Notes to Consolidated Financial Statements (Unaudited)

         1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         For the quarter ended June 30, 1996, earnings per share were $0.53, compared to $0.60 the same period in 1995. Revenues for the quarter ended June 30, 1996, were $6,355,921 and net income was $535,033, compared to revenues of $6,605,633 and net income of $603,936 for the same period last year.

         Earnings per share for the first half of 1996 were $0.80, which compared with $0.83 last year. Gross revenues were $11,581,189 and net income was $805,502, compared to 1995's gross revenues of $11,699,925 and net income of $836,440.

         For the twelve months ended June 30, 1996, earnings per share were $1.91, up from $1.88 the same period in 1995. Revenues for the twelve months ended June 30, 1996, were $25,367,586 and net income was $1,921,568, compared to revenues of $25,026,809 and net income of $1,893,322, for the same period last year.

         The slight decrease in this quarter's results are attributable to a 4.1% decrease in sales from the same quarter last year, caused by reduced water purchases by one industry group. However, seasonal variations in sales are to be expected in the water industry, and the Company does not anticipate the quarter's results to affect its year-end performance.

         The Company remains on track with its strategic plan, which focuses on increasing the efficiency and growing the business. Employee teams are delivering measurable improvements to some of the Company's key business processes, thus strengthening the core business and readying the Company for growth. Also enhancing the Company's growth potential, the Company has secured service agreements with two mutual water companies in the Kern River Valley.

         As part of the Company's strategic repositioning, Dominguez sold the remaining assets of its non-utility subsidiary, Hydro-Metric Corporation as of April 26, 1996. This transaction had no material effect on the Company's financial statements.

         As of March 15, 1996, the Company redeemed all its outstanding Class A Preferred Shares.

         WATER QUALITY

         As a water purveyor to more than 100,000 people, the Company has been ordered by the EPA to participate in a data acquisition program beginning in September. The purpose of this nationwide study is to provide technical information which will guide the EPA in establishing additional disinfection by-products regulations. Known as the Information Collection Rule (ICR), the program is expected to last for two years.

         WATER SUPPLY

         The water supply outlook is encouraging. Although this year's runoff was slightly less than in the prior year, reservoirs are near capacity and snow pack in Northern California is still well above normal. MWD expects full deliveries from the Colorado River, and State Water Project water will be available. The Company is assured of having adequate supplies to meet South Bay customers' demands for the next two years.

         The Company continues to increase local well capacity in order to mitigate the effects of water shortages and future imported water rate increases. All South Bay wells are operational, producing approximately 50% of the system's supply. For the last twelve months, these wells produced more water than any other time in the last twenty years.

         In the Kern River Valley and Antelope Valley, ground water levels indicate that these systems should have an adequate water supply for 1996.

         DIVIDEND INCREASE

         The Board of Directors has declared the Company's 134th consecutive quarterly dividend at $.31 per share on common stock to be paid on September 15, 1996.

         OTHER

         The Company wish the best to Vice President and Corporate Secretary Chris Rose, who has decided to pursue other career opportunities. The Company thank him for the many contributions he has made to Dominguez's success. His management skills and valuable insight will be missed. He will continue to share his expertise with the Company in a consulting capacity.

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

                                       DOMINGUEZ SERVICES CORPORATION



Date:                                  By:
    -------------------------             --------------------------------
                                            John S. Tootle
                                            CFO, Vice-President Finance