Form 10-Q
period 1996-09-30
DOMINGUEZ SERVICES CORP
filed 1996-11-12
CIK 860673

                          SECURITIES AND EXCHANGE COMMISSION


                                WASHINGTON, D.C. 20549
                          ----------------------------------

                                   F O R M  1 0 - Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------------

                                  SEPTEMBER 30, 1996
FOR QUARTER ENDED. . . . . . . . . . . . . . . . . . . . . .ON FILE NO. 0-18677

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

                            DOMINGUEZ SERVICES CORPORATION

                                        INDEX

                                                             PAGE NO.
                                                             --------
PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS
          (A) CONSOLIDATED INCOME STATEMENT FOR THE                3
              THREE MONTHS ENDING SEPTEMBER 30, 1996
              AND 1995

          (B) CONSOLIDATED INCOME STATEMENT FOR THE                4
              NINE MONTHS ENDING SEPTEMBER 30, 1996
              AND 1995

          (C) CONSOLIDATED INCOME STATEMENT FOR THE                5
              TWELVE MONTHS ENDING SEPTEMBER 30, 1996
              AND 1995

          (D) CONSOLIDATED BALANCE SHEET AS OF                     6
              SEPTEMBER 30, 1996 AND CONSOLIDATED
              BALANCE SHEET AS OF DECEMBER 31, 1995

          (E) CONSOLIDATED STATEMENTS OF CASH FLOWS                7
              FOR THE NINE MONTHS ENDING
              SEPTEMBER 30, 1996 AND 1995

          (F) CAPITALIZATION AND STOCKHOLDERS' EQUITY              8
              AS OF SEPTEMBER 30, 1996

          (G) NOTES TO CONSOLIDATED FINANCIAL                      9
              STATEMENTS

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF           9-10
              FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                   11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    11

     SIGNATURE                                                    11

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED: DOMINGUEZ SERVICES CORPORATION, DOMINGUEZ WATER CORPORATION, ANTELOPE VALLEY WATER CO., KERN RIVER VALLEY WATER COMPANIES (CONSOLIDATING KERNVILLE DOMESTIC WATER CO., ARDEN WATER CO.,)

(A) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - FISCAL QUARTER ENDING:

                                                                   FOR THE              FOR THE
                                                            QUARTER ENDING       QUARTER ENDING
                                                        SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                                        ------------------   -------------------
    OPERATING REVENUE                                           $7,404,372          $7,543,353

    COSTS AND EXPENSES
      OPERATING EXPENSES                                         6,026,528           6,129,554
      INTEREST EXPENSES                                            172,005             171,021
      OTHER EXPENSES, NET                                           22,696                 732

      TOTAL COSTS AND EXPENSES                                   6,221,229           6,301,307

    INCOME FROM OPERATIONS                                       1,183,143           1,242,046

    OTHER INCOME                                                   131,464               9,631
    INCOME BEFORE TAXES ON INCOME                                1,314,607           1,251,677
    PROVISION FOR TAXES ON INCOME                                  527,656             502,398
    NET INCOME                                                    $786,951            $749,279

      LESS PREFERRED DIVIDENDS                                       --0--               1,219
      NET INCOME APPLICABLE TO COMMON SHARES                      $786,951            $748,060
      EARNINGS PER COMMON SHARE                                      $0.78               $0.75

      DIVIDENDS PER COMMON SHARE                                     $0.31               $0.29
      AVERAGE COMMON SHARES OUTSTANDING                          1,004,370           1,004,370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(B) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - NINE MONTHS ENDING:


                                                              FOR THE NINE         FOR THE NINE
                                                             MONTHS ENDING        MONTHS ENDING
                                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                        ------------------   ------------------
    OPERATING REVENUE                                          $18,985,561          $19,243,278

    COSTS AND EXPENSES

      OPERATING EXPENSES                                        16,080,505           16,226,102
      INTEREST EXPENSES                                            516,808              514,745
      OTHER EXPENSES, NET                                           31,945                6,042

    TOTAL COSTS AND EXPENSES                                    16,629,258           16,746,889

    INCOME FROM OPERATIONS                                       2,356,303            2,496,389

    OTHER INCOME                                                   303,903              152,569

    INCOME BEFORE TAXES ON INCOME                                2,660,206            2,648,958

    PROVISION FOR TAXES ON INCOME                                1,067,753            1,063,239

    NET INCOME                                                  $1,592,453           $1,585,719

      LESS PREFERRED DIVIDENDS                                       1,219                3,657

    NET INCOME APPLICABLE TO COMMON SHARES                      $1,591,234           $1,582,062

    EARNINGS PER COMMON SHARE                                        $1.58                $1.58

    DIVIDENDS PER COMMON SHARE                                       $0.93                $0.87

    AVERAGE COMMON SHARES OUTSTANDING                            1,004,370            1,004,370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(C) CONSOLIDATED INCOME STATEMENT (UNAUDITED) - TWELVE MONTHS ENDING:

                                                            FOR THE TWELVE       FOR THE TWELVE
                                                             MONTHS ENDING        MONTHS ENDING
                                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                        ------------------   ------------------
    OPERATING REVENUE                                          $25,228,605          $25,151,890

    COSTS AND EXPENSES
      OPERATING EXPENSES                                        21,860,906           21,566,187
      INTEREST EXPENSES                                            685,196              702,443
      OTHER EXPENSES, NET                                           33,090              (13,809)

      TOTAL COSTS AND EXPENSES                                  22,579,192           22,254,821

    INCOME FROM OPERATIONS                                       2,649,413            2,897,069

    OTHER INCOME                                                   491,775              352,781

    INCOME BEFORE TAXES ON INCOME                                3,141,188            3,249,850

    PROVISION FOR TAXES ON INCOME                                1,181,946            1,300,646

    NET INCOME                                                  $1,959,242           $1,949,204

      LESS PREFERRED DIVIDENDS                                       2,438                4,876

    NET INCOME APPLICABLE TO COMMON SHARES                      $1,956,804           $1,944,328

    EARNINGS PER COMMON SHARE                                        $1.95                $1.94

    DIVIDENDS PER COMMON SHARE                                       $1.22               $1.145

    AVERAGE COMMON SHARES OUTSTANDING                            1,004,370            1,004,370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(D) CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                     AS OF               AS OF
                                                        SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                        ------------------   -----------------
    ASSETS
      PLANT AND EQUIPMENT                                      $57,200,694         $57,094,383
      DEPRECIATION ALLOWANCE                                   (21,417,210)        (20,312,058)
      CONSTRUCTION WORK IN PROGRESS                              2,939,207             291,478
                                                               -----------         -----------
      NET UTILITY PLANT                                         38,722,691          37,073,803
      NON-UTILITY PROPERTY                                         135,133             149,138
      CURRENT AND ACCRUED ASSETS                                 6,697,748           5,272,443
      DEFERRED DEBITS                                            2,480,343           2,799,374
                                                               -----------         -----------
                                                               $48,035,915         $45,294,758
                                                               -----------         -----------
                                                               -----------         -----------
    LIABILITIES
      CAPITAL STOCK:
      CLASS A PREFERRED - PAR VALUE $25 PER SHARE
       ALL SHARES WERE REDEEMED  IN MARCH 1996                      $--0--             $97,525
      COMMON - PAR VALUE $1 PER SHARE
       OUTSTANDING 1,004,370 SHARES                              1,004,370           1,004,370

      SURPLUS:
         CAPITAL SURPLUS                                         2,507,502           2,512,379
         EARNINGS RETAINED IN BUSINESS                          12,053,960          11,379,913
                                                               -----------         -----------
      TOTAL CAPITAL                                             15,565,832          14,994,187
                                                               -----------         -----------
      LONG-TERM DEBT:
         FIRST MORTGAGE BONDS                                    5,988,000           6,023,000
         OTHER NOTES                                             2,051,506           1,250,335
                                                               -----------         -----------
      TOTAL LONG-TERM DEBT                                       8,039,506           7,273,335
                                                               -----------         -----------
      CURRENT PORTION LONG-TERM DEBT                                58,000              81,000
      CURRENT AND ACCRUED LIABILITIES                            5,831,357            4,819,070
      DEFERRED TAXES                                             3,803,870            3,696,565
      ADVANCES FOR CONSTRUCTION                                  5,389,635            5,440,080
      CONTRIBUTION IN AID OF CONSTRUCTION                        6,133,071            6,055,354
      DEFERRED CREDITS                                           3,214,644            2,935,167
                                                               -----------         ------------
                                                               $48,035,915          $45,294,758
                                                               -----------         ------------
                                                               -----------         ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(E) CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                              FOR THE NINE         FOR THE NINE
                                                             MONTHS ENDING        MONTHS ENDING
                                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                        ------------------   ------------------
    CASH FLOW FROM OPERATING ACTIVITIES:
         NET INCOME                                             $1,592,453           $1,585,719
         ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH PROVIDED BY OPERATION ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                             953,422            1,053,322
         DEFERRED INCOME TAX AND ITC                               107,305              125,559
         CHANGE IN ASSETS AND LIABILITIES:
         CUSTOMERS RECEIVABLE                                     (688,971)            (829,139)
         OTHER RECEIVABLE                                          584,678              352,298
         MATERIALS AND SUPPLIES                                     23,277                8,663
         ACCOUNTS PAYABLE                                          243,865              386,088
         INCOME TAXES PAYABLE                                      632,013               11,210
         DEFERRED CREDITS                                          271,058             (129,557)
         ALL OTHERS                                                191,225              576,462
                                                                   -------              -------
    NET  CASH PROVIDED BY OPERATING ACTIVITIES                   3,910,325            3,140,625
                                                                 ---------            ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         CAPITAL EXPENDITURES                                   (2,758,917)          (1,810,978)
                                                                 ---------            ---------
    NET CASH USED FOR INVESTING ACTIVITIES                      (2,758,917)          (1,810,978)
                                                                -----------          -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         PROCEEDS FROM CONTRIBUTIONS IN AID OF
          CONSTRUCTION & ADVANCES                                  189,452              111,615
         REPAYMENT OF LONG-TERM DEBT                               766,171              111,609
         DIVIDENDS PAID                                           (935,283)            (877,452)
         STOCK REDEMPTION                                          (97,525)               --0--
         CURRENT PORTION LONG-TERM DEBT                            (23,000)               --0--
    NET CASH USED BY FINANCING ACTIVITIES                         (100,185)            (654,228)
                                                                 ---------            ---------
    NET (DECREASE) INCREASE IN CASH                             $1,051,223             $675,419

    CASH AT BEGINNING OF YEAR                                      751,606            1,427,321
                                                                 ---------            ---------

    CASH AT END OF YEAR                                        $1,802,829            $2,102,740
                                                               ----------            ----------
                                                               ----------            ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

(F) CAPITALIZATION AND STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                 AS OF
                                                                                     SEPTEMBER 30, 1996
                                                                                     ------------------
    DEBT:
     LONG-TERM DEBT                                                                         $8,097,506
     CURRENT SINKING FUND REQUIREMENTS                                                         (58,000)
                                                                                                ------
    TOTAL DEBT MATURING IN MORE THAN TWELVE MONTHS                                          $8,039,506
                                                                                            ----------
                                                                                            ----------
    DEFERRED CREDITS                                                                        $3,214,644
                                                                                            ----------
                                                                                            ----------
    STOCKHOLDER'S EQUITY:

                                                       SHARES
                                                      ISSUED OR
                                                      OUTSTANDING       AMOUNT


    COMMON STOCK $1 PAR VALUE                          1,004,370                            $1,004,370
    CAPITAL IN EXCESS OF PAR VALUE
                                                                                             2,507,502
    RETAINED EARNINGS:
    BALANCE AT BEGINNING OF CURRENT FISCAL YEAR                       $11,396,790
    NET INCOME                                                          1,592,453
    CASH DIVIDENDS:
    COMMON STOCK @ $0.31                                $934,064
    PREFERRED STOCK CLASS A @ $0.3125                      1,219         (935,283)
                                                           -----          -------
    BALANCE AT END OF INTERIM PERIOD                                                        12,053,960
                                                                                            ----------

    TOTAL STOCKHOLDER'S EQUITY                                                             $15,565,832
                                                                                            ----------
                                                                                            ----------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         For the quarter ended September 30, 1996, earnings per share were $0.78, compared to $0.75 in the third quarter in 1995. Revenues for the quarter ended September 30, 1996 were $7,404,372 and net income was $786,951, compared to revenues of $7,543,353 and net income of $749,279 for the same period last year.

         On a nine months basis, earnings remained the same at $1.58 per share. Revenues were $18,985,561 and net income was $1,592,453, compared to 1995's revenues of $19,243,278 and net income of $1,585,719.

         For the twelve months ended September 30, 1996, earnings per share were $1.95, up from $1.94 for the same period in 1995. Revenues for the twelve months ended September 30, 1996 were $25,228,605 and net income was $1,959,242, compared to revenues of $25,151,890 and net income of $1,949,204 for the same period last year.

         The Company posted higher earnings for the quarter despite a 5.5% decrease in water sales from the same quarter last year. The decrease is due to reduced water purchases by industrial water users. Higher earnings are primarily attributable to proceeds from brokering water rights leases.

         As previously reported, the Company remains on track with its strategic plan, which focuses on increasing the efficiency and growing the business. Employee teams are delivering measurable improvements to some of the Company's key business processes, thus strengthening the core business and readying the Company for growth. Also enhancing the Company's growth potential, the Company has finalized several more service agreements in the Kern River Valley. The Company is also actively pursuing other partnerships.

         WATER QUALITY

         As previously reported, the Company is required to participate in EPA's data acquisition program known as the Information Collection Rule (ICR) The Company has completed the monthly sampling required in September and October.

         WATER SUPPLY

         The water supply outlook is excellent. Statewide precipitation was 120% of normal through September, the end of the water year. The reservoirs throughout the state held 119% of the historical averages for September, and storage was 73% of total capacity. Early winter storms are encouraging as the state starts a new water year. Metropolitan Water District expects full deliveries from the Colorado River, and water from the State Water Project will be available. The Company is assured of having adequate supplies to meet South Bay customers' demands for the next two years.

         The Company continues to increase local well capacity in order to mitigate the effects of water shortages and future imported water rate increases. A new well will be drilled in 1997. All South Bay wells are operational, producing approximately 50% of the system's supply. Local well production continues at a 20-year high.

         In the Kern River Valley and Antelope Valley, despite very high summer temperatures, water supplies were adequate to meet demands.

         DIVIDEND DECLARED

         The Board of Directors has declared the Company's 135th consecutive quarterly dividend at $0.31 per share on common stock to be paid on December 15, 1996.

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

                                 DOMINGUEZ SERVICES CORPORATION



Date:    November 12, 1996       By:  /s/ John S. Tootle
     ---------------------------    ----------------------------
                                     John S. Tootle
                                     CFO, Vice-President Finance