Form 10-K
period 1996-12-31
DOMINGUEZ SERVICES CORP
filed 1997-03-31
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1996 Commission file number 0-18677
                      -----------------                        ---------

                         DOMINGUEZ SERVICES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                        33-0391161
--------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          identification no.)

21718 South Alameda Street, Long Beach, California             90810
--------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (310)834-2625
                                                    ----------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each Class                             on which registered
    -------------------                            -----------------------
          None                                            NASDAQ
          ----                                            ------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, $1 Par Value
                       -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No
         ------
State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     Common Shares average bid price of $23.50 on March 24, 1997.

                       Aggregate market value $23,602,695
                       ----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                      December 31, 1996 - 1,004,370 shares
                      ------------------------------------

Documents incorporated by reference:
     (1) Annual report to shareholders for the year ended December 31, 1996, as to Part II, Items 5, 6, 7 and 8.
     (2)  Proxy statement dated April 4, 1997, as to Item 10 (part), Item 11,
          Item 12, and Item 13.

                                   (There are fifteen pages in this 10-K)

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Dominguez Services Corporation ("Company") is a holding company created in 1990 through an Agreement of Merger with Dominguez Water Company ("Dominguez"). The Company's principal business is the ownership of all the common stock of Dominguez. The holding company structure provides operational and financial flexibility and allows the Company to engage in non-utility activities. The Company has two wholly-owned subsidiaries:
Dominguez, which is involved in water supply and distribution and DSC Investments which is involved in non-regulated, water related services and investments.

Dominguez, a public utility regulated by the California Public Utilities Commission ("CPUC"), produces and supplies water for residential, commercial, public authority, business and industrial customers. It is comprised of its principal division, the South Bay division and its operating subsidiaries, the Kern River Valley Water Company and the Antelope Valley Water Company (collectively referred to as "Subsidiaries").

The South Bay division has been providing water service for more than 85 years and is the largest service area with 32,228 customers encompassing most of the City of Carson, one-third of Torrance, and portions of the cities of Compton, Long Beach and Harbor City. Antelope Valley Water Company, with 1,242 customers, has four distinct service areas in northern Los Angeles County; whereas, Kern River Valley Water Company, located in Kern County around Isabella Lake, has nine distinct service areas and 3,412 customers.

During 1996, DSC Investments income is primarily from the transfer of water rights between third parties. Income from the transfers may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Basins.

In 1996, DWC Investments invested $350,000 in Chemical Services Corporation ("CSC") and acquired a 20% equity ownership interest with an option to acquire an additional 40% equity ownership interest over the next five years. CSC manufactures and distributes chlorine generators used in the water and wastewater industry to produce safe on-site chlorine disinfectant.

OPERATIONS

In 1996, Dominguez supplied 11,481 million gallons of water to 36,882 customers, compared to 12,371 million gallons of water to 36,739 customers in 1995. The South Bay division produced 11,173 million gallons of water in 1996 and 12,133 million gallons in 1995. Although Dominguez has a diversified customer base, a substantial portion, 46% in 1996 and 53% in 1995, of sales were derived from business and industrial. Furthermore, a single customer, a refinery, accounted for 32% of these business and industrial sales in 1996, and for 37% in 1995..

WATER SUPPLY

The water supplies for Dominguez are from its own groundwater wells plus two water wholesalers of imported water.

All service areas obtain either a portion of or all of their supply from groundwater wells. The quantity that the South Bay division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins which are managed by a court appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

Overall groundwater conditions continue to remain at adequate levels. Dominguez continues to drill new wells, so that it can maximize pumping its total adjudicated rights when called upon.

The South Bay division and Leona Valley service area of Antelope Valley also purchase water from wholesalers to supplement groundwater. The South Bay division purchases imported water from the Metropolitan Water District (MWD) of Southern California. The Leona Valley service area purchases its imported water from Antelope Valley - East Kern Water Agency (AVEK). Both of these wholesale suppliers obtain water from the California State Water Project
(SWP), and MWD also obtains water from the Colorado River.

As of March 1996, the water supply outlook is favorable. SWP reservoirs are above average levels. MWD also indicates that a full compliment of Colorado River water is available. Dominguez expects an ample supply of import water to be at hand for the next several years.

Long-term imported water supplies are dependent upon the outcome of several factors. Dominguez' future dependency on imported water will be subject to the availability and usage of recycled water in the region as well as customer's long-term water conservation efforts. Dominguez has been and will continue to promote long-term water conservation efforts of its customers and will advance the use of recycled water, when available.

Dominguez anticipates that the West Basin Municipal Water District Recycle Project will be delivering recycled water to Dominguez customers in 1997. Dominguez will make the recycled water (which is priced lower) available to its customers. Dominguez' margins will remain equal to that of replaced potable sales.

The Company is currently negotiating with the West Basin Municipal Water District ("WBMWD") and ARCO's Los Angeles refinery on an innovative agreement to extend recycled water facilities and make available recycled water to some of the Company's largest industrial users. Under the terms of the proposed agreement, the Company will commit to fund $2,000,000 in recycled water system facilities. The agreement is expected to be signed by all parties in 1997. The recycled water is scheduled to be available in 1998, at which time, funds are to be expended. This project is expected to be a major step in drought-proofing the South Bay division.

Legislative actions continue to play a role to long-term availability of water for Southern California. The amount of SWP water available from Northern California and water imported from the Colorado River may be significantly reduced around the beginning of the next century. The reduced availability of imported water supplies and an annual population growth in Southern California could create future drought conditions which may require water rationing by all water agencies, including Dominguez.

WATER QUALITY

Water quality is a primary concern for Dominguez. Groundwater requires only minimal treatment with chlorine for disinfecting, with the exception of minor water supplies in Kern River Valley that are filtered for fluoride, iron and manganese. Purchased water has already gone through an extensive treatment process before Dominguez receives it.

Both groundwater and purchased water are subjected to extensive quality analysis. With the occasional minor exception, Dominguez meets all current primary water standards. Dominguez has an ongoing groundwater monitoring program and South Bay division participates in an area-wide water quality program administered by the associations representing the groundwater basins. One of the Subsidiary water systems exceeded the state and federal standard for radioactivity. The Company has ceased using this water source and is providing customers with an alternative source.

During 1996 the federal Safe Drinking Water Act (SDWA) was re-authorized. Under the SDWA, Dominguez is subject to regulation by the United States Environmental Protection Agency (EPA) and the California Department of Health Services for the quality of water it supplies. The EPA is required by SDWA to establish new maximum contaminant levels for additional chemicals. The costs of future compliance are currently unknown and Dominguez' water sources may require additional treatment. Management believes that Dominguez' resources are sufficient to meet these anticipated challenges.

REGULATORY AFFAIRS

During 1996, the California Legislature passed legislation calling for the reform of various CPUC policies and procedures. The legislature recommended changes intending to enhance commission involvement in decision making, thereby improving the quality and timeliness of commission decisions. The legislation also called for the restructuring of the division that represents the interests of customers with the CPUC.

The Company believes that changes already undertaken by the CPUC will improve the quality of regulation for water utilities. The Company does not anticipate that changes will significantly alter the traditional regulatory environment for water utilities.

In 1996, the Company filed for and received approval to increase revenues effective February 1, 1997, for approximately $375,000 annually or 1.6% to recover the increased cost of purchased water effective January 1, 1997. This rate increase does not increase earnings of the Company but rather offsets the effects of higher water production costs to the Company.

NON-UTILITY SUBSIDIARY OPERATIONS

As previously noted, DSC Investments invested $350,000 CSC on December 20, 1996 and acquired a 20% equity ownership with the option to acquire an additional 40% equity ownership over the next 5 years. The investment is accounted for under the equity method. Under the investment agreements, the Company is obligated to provide working cash and long term financing for the leasing of chlorine generators to CSC subject to the financial conditions of CSC. The maximum loan balances for the following calendar years are $2,000,000 (1997), $2,500,000 (1998), $3,000,000 (1999) and $3,500,000
(2000). As of December 31, 1996, the Company had no outstanding loans to CSC. In accordance with the agreements, the Company did not recognize any income from the CSC investment in 1996.

On April 26, 1996, the Company sold the remaining assets of Hydro-Metric Service operation to an officer of the Company, in exchange for a two year note receivable with an outstanding balance of $48,000 as of December 31, 1996. The sale resulted in a net gain of $39,000.

During 1996, DSC investments facilitated transfers of water right leases between third parities adding $243,000 to the Company's earnings. The future income from the transfer of water right leases will depend upon need to pump groundwater by major industrial users and water purveyors.

EMPLOYEE RELATIONS

As of December 31, 1996, there were a total of 77 employees in utility and non-utility operations. None of the employees is represented by a labor organization, and there has never been a work stoppage or interruption due to a labor dispute. In general, wages, hours, and conditions of employment are equivalent to those found in the industry. Dominguez considers its relations with its employees as excellent. All employees receive paid annual vacations and sick leave. Dominguez provides and pays the cost of group life, disability, medical and dental insurance, as well as pensions for its employees.

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

ITEM 2. PROPERTIES.

Dominguez general administrative and executive offices are located on 5 1/2 acres of company-owned property at 21718 South Alameda Street, Carson, California. The offices and shops were completed in April 1972.

Dominguez maximizes the efficiency of its 56 wells by pumping at the most advantageous power rates, monitoring for productivity, and rehabilitating wells as productivity decreases. Dominguez' proven track record of drilling and maintaining the most productive wells is best reflected in the reduction of wells were used to meet customer demands. Today, Dominguez requires only 37 wells to meet the same demand, with resulting efficiencies contribution to lower operating and maintenance costs.

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

ITEM 3. LEGAL PROCEEDINGS.

During 1996 the Company's insurance carrier settled the remaining lawsuit filed in the California Superior Court that arose from the shooting death of an employee by another employee in January 1994. All legal costs accrued in anticipation of litigation have been reversed. The terms of the settlements had no material adverse financial impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     (a)  MARKET PRICE FOR COMMON SHARES
          Reference is made to Page 22 of the Annual Report to  Shareholders.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES

          The NASDAQ Stock Market maintenance standards require that NASDAQ National Market companies have at least 400 shareholders or at least 300 shareholders of round lots. As of December 31, 1996, the company complies with the standard with 322 common shareholders of record and more than 367 beneficial shareholders, who have chosen to hold their shares in street name.

     (c)  FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED
          Reference is made to Page 22 of the Annual Report to  Shareholders.

     (d)  DIVIDEND RESTRICTION
          Reference is made to page 17, Note 3 of Notes to Consolidated Financial Statements of the Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA.
         Reference is made to Page 8 and 9 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
         Reference is made to Page 10 of the Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements incorporated by reference from the Annual Report to
        Shareholders:
        - Consolidated Balance Sheets - December 31, 1996 and 1995;
        - Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;
        - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994;
        - Notes to Consolidated Financial Statements;
        - Report of Independent Public Accountants.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all directors and executive officers, indicating the positions and offices presently held by each.

    NAME               AGE     POSITION AND OFFICE
    ----               ---     -------------------
    Dwight C. Baum      84     Director
    Richard M. Cannon   55     Director
    Terrill M. Gloege   61     Director
    Thomas W. Huston    35     Director
    C. Bradley Olson    56     Director
    Langdon Owen        66     Director
    Charles W. Porter   66     Director
    Debra L. Reed       40     Director
    Brian J. Brady      48     Chief Executive Officer, President and
                                 Director
    John S. Tootle      42     Chief Financial Officer, Vice President
                                 of Finance, Treasurer and Secretary

There is no "family relationship" between any of the executive officers.

Information responding to Item 10 is included in a proxy statement pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

Information responding to Item 11 was included in a proxy statement (page 12) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information responding to Item 12 was included in a proxy statement (page 4) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information responding to Item 13 was included in a proxy statement (page 13) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3). Other information is included in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 9-K.

         (a) Exhibits: The following exhibits are incorporated as part of this report by reference to Registration Statement No. 33-33401, Form S-4 dated February 13, 1990.

              3. By-laws of Dominguez Services Corporation, Articles of Incorporation and Amendment of Dominguez Services Corporation.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Dominguez Services Corporation
Long Beach, California


     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the 1996 Annual Report to Shareholders of Dominguez Services Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 5, 1997. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP



Los Angeles, California
March 5, 1997

                         DOMINGUEZ SERVICES CORPORATION
                                And Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       COL. A            COL. B         COL. C         COL. D         COL. E           COL. F

                                     ADDITION

                                                         (1)
                                                     Charged to
                       Balance at      Charged to        Other           (2)          Balance at
                       Beginning       Costs and      Accounts -      Deductions -      End of
  Description          of Period        Expenses       Describe         Describe        Period
  -----------          ----------      ----------     ----------      ------------    ----------

Allowance for doubtful
accounts:

  Year Ended
  December 31,1996      $250,140        $132,000       $11,712          $108,467       $285,385
                       ----------      ----------     ----------      ------------    ----------
                       ----------      ----------     ----------      ------------    ----------

  Year Ended
  December 31,1995      $196,361        $120,000        $5,490           $71,711       $250,140
                       ----------      ----------     ----------      ------------    ----------
                       ----------      ----------     ----------      ------------    ----------

  Year Ended
  December 31, 1994     $122,235        $120,000        $3,309           $49,183       $196,361
                       ----------      ----------     ----------      ------------    ----------
                       ----------      ----------     ----------      ------------    ----------


Notes:

(1) Receipts on accounts previously written off.

(2) Accounts  receivable write off.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOMINGUEZ SERVICES CORPORATION:

                              By_______________________________________
                              Brian J. Brady, Chief Executive Officer

                              By_______________________________________
                              John S. Tootle, Chief Financial Officer,
                                       Treasurer, Secretary

                              By_______________________________________
                              Cynthia C. Chu, Corporate Controller

                              By_______________________________________
                              Debra A. Beliso, Assistant Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  DIRECTORS:

                              __________________________________________
                              B. J. Brady, Chairman              Date

                              __________________________________________
                              D. C. Baum                         Date

                              __________________________________________
                              R. M. Cannon                       Date

                              __________________________________________
                              T. M. Gloege                       Date

                              __________________________________________
                              T. W. Huston                       Date

                              __________________________________________
                              C. B. Olson                        Date

                              __________________________________________
                              L. W. Owen                         Date

                              __________________________________________
                              C. W. Porter                       Date

                              __________________________________________
                              D. L. Reed                         Date