Form 10-Q
period 1997-03-31
DOMINGUEZ SERVICES CORP
filed 1997-05-13
CIK 860673

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                  -------------------------------------------
                                F O R M  10 - Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                  -------------------------------------------

                                MARCH 31, 1997
For Quarter Ended . . . . . . . . . . . . . . . . . . . . . on file No. 0-18677

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
YES    X    .  NO         .
   ---------     ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                         DOMINGUEZ SERVICES CORPORATION

                                    INDEX
                                    -----
                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

              (a)  Consolidated Income Statement for the                     3
                   Three Months Ending March 31, 1997
                   and 1996

              (b)  Consolidated Income Statement for the                     4
                   Twelve Months Ending March 31, 1997
                   and 1996

              (c)  Consolidated  Balance Sheet as of                         5
                   March 31, 1997 and Consolidated
                   Balance Sheet as of December 31, 1996

              (d)  Consolidated Statements of Cash Flows                     6
                   for the Three Months Ended
                   March 31, 1997 and 1996

              (e)  Capitalization and Stockholders' Equity                   7
                   as of March 31, 1997

              (f)  Notes to Consolidated Financial                           8
                   Statements

     Item 2.       Management's Discussion and Analysis of                 8-9
                   Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.       Legal Proceedings                                        10

     Item 6.       Exhibits and Reports on Form 8-K                         10

     Signature                                                              10

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Company, Antelope Valley Water Company, Kern River Valley Water Company (Consolidating Kernville Domestic Water Co. and Arden Water Co.) and DSC Investments.

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                      For the           For the
                                               Quarter Ending    Quarter Ending
                                               March 31, 1997    March 31, 1996
                                               --------------    --------------
       Operating revenue                           $5,168,027        $5,225,268

       Costs and expenses
            Operating expenses                      4,580,072         4,692,437
            Interest expenses                         185,137           172,024
            Other expenses, net                         7,187             5,960

            Total costs and expenses                4,772,396         4,870,421

       Income from operations                         395,631           354,847

       Other income                                    77,103            96,974

       Income before taxes on income                  472,734           451,821

       Provision for taxes on income                  189,770           181,352

       Net income                                    $282,964          $270,469

            Less preferred dividends                    --0--             1,219

       Net income applicable to common shares        $282,964          $269,250

       Earnings per common share                        $0.28             $0.27

       Dividends per common share                      $0.325             $0.31

       Average common shares outstanding            1,004,370         1,004,370

       See accompanying notes to financial statements.

(b)  Consolidated Income Statement (Unaudited) - Twelve Months Ending:

                                               For the Twelve    For the Twelve
                                                Months Ending     Months Ending
                                               March 31, 1997    March 31, 1996
                                               --------------    --------------
       Operating revenue                          $24,647,545       $25,690,049

       Costs and expenses
            Operating expenses                     21,080,642        22,055,526
            Interest expenses                         672,377           678,334
            Other expenses, net                        33,889            10,650

            Total costs and expenses               21,786,908        22,744,510

       Income from operations                       2,860,637         2,945,539

       Other income                                   455,543           247,823

       Income before taxes on income                3,316,180         3,193,362

       Provision for taxes on income                1,322,387         1,202,888

       Net income                                  $1,993,793        $1,990,474

            Less preferred dividends                    --0--             4,876

       Net income applicable to common shares      $1,993,793        $1,985,598

       Earnings per common share                        $1.98             $1.98

       Dividends per common share                      $1.255             $1.18

       Average common shares outstanding            1,004,370         1,004,370

       See accompanying notes to financial statements.

(d)  Consolidated Balance Sheet (Unaudited)

                                                     As of                As of
                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
     ASSETS
         Plant and equipment                   $59,642,560          $59,652,271
         Depreciation allowance                (21,504,376)         (21,079,569)
         Construction work in progress             909,952              427,280
                                               -----------          -----------
         Net utility plant                      39,048,136           38,999,982

         Non-utility property                      569,865              530,461
         Current and accrued assets              5,906,257            5,004,365
         Deferred debits                         2,328,304            2,339,991
                                               -----------          -----------
                                               $47,852,562          $46,874,799
                                               -----------          -----------
                                               -----------          -----------
     LIABILITIES
         Capital stock:
         Class A preferred - par value
         $25 per share
           No outstanding shares in 1997            $--0--               $--0--
         and 1996
         Common - par value $1 per share
           Outstanding 1,004,370 shares          1,004,370            1,004,370

         Surplus:
              Capital surplus                    2,507,502            2,507,502
              Earnings retained in business     12,071,171           12,114,573
                                               -----------          -----------
         Total capital                          15,583,043           15,626,445
                                               -----------          -----------
         Long-term debt:
              First mortgage bonds               5,212,000            5,212,000
              Other notes                        1,835,474            1,838,637
                                               -----------          -----------
         Total long-term debt                    7,047,474            7,050,637
                                               -----------          -----------
         Interim debt                            1,500,000              800,000
         Current portion long-term debt            834,000              834,000
         Current and accrued liabilities         4,529,721            4,303,365
         Deferred taxes                          3,946,134            3,903,699
         Advances for construction               5,407,964            5,405,329
         Contribution in aid of construction     6,029,989            6,075,881
         Deferred credits                        2,974,237            2,875,443
                                               -----------          -----------
                                               $47,852,562          $46,874,799
                                               -----------          -----------
                                               -----------          -----------
      See accompanying notes to financial statements.

(e)  Consolidated Statements of Cash Flow (Unaudited)

                                                      For the           For the
                                               Quarter Ending    Quarter Ending
                                               March 31, 1997    March 31, 1996
                                               --------------    --------------
     Cash Flow from Operating Activities:

         Net income                                  $282,964          $270,469

         Adjustments to reconcile net income to net
         cash provided by operation activities:
         Depreciation and amortization                380,948           354,063
         Deferred income tax and ITC                   42,435            22,435

         Change in assets and liabilities:
         Customers receivable                        (113,884)          336,631
         Other receivable                            (463,106)          690,070
         Materials and supplies                          --0--            8,447
         Accounts payable                             (42,139)         (590,658)
         Income taxes payable                         119,493           238,210
         Deferred credits                             107,186           102,170
         Other                                        177,689            49,732
                                                  -----------        ----------
       Net Cash Provided by Operating Activities      491,586         1,481,569
                                                  -----------        ----------
       Cash Flows from Investing Activities:
         Capital expenditures                        (472,969)         (973,643)
                                                  -----------        ----------
       Net Cash used for Investing Activities        (472,969)         (973,643)
                                                  -----------        ----------
       Cash Flows from Financing Activities:
         Proceeds from contributions in aid of
           construction & advances                      3,897           257,853
         Repayment of long-term debt                   (3,163)           (5,134)
         Dividends paid                              (326,421)         (312,574)
         Preferred stock redemption                     --0--           (78,225)
         Proceeds from interim debt                   700,000             --0--
                                                   -----------       ----------
       Net Cash Used by Financing Activities          374,313          (138,080)
                                                   -----------       ----------

       Net Increase in Cash                          $392,930          $369,846

       Cash at Beginning of Year                      708,817           751,606
                                                   -----------       ----------
       Cash at End of Year                         $1,101,747        $1,121,452
                                                  -----------        ----------
                                                  -----------        ----------
       See accompanying notes to financial statements.

(f)  Capitalization and Stockholders' Equity (Unaudited)

                                                                          As of
                                                                 March 31, 1997
                                                                 --------------
       Debt:
         Long-term debt                                              $7,881,474
         Current sinking fund requirements                             (834,000)
                                                                     ----------
       Total debt maturing in more than twelve months                $7,047,474
                                                                     ----------
                                                                     ----------
       Deferred credits                                              $2,974,237
                                                                     ----------
                                                                     ----------

       Stockholder's equity:                 Shares
                                           issued or
                                           outstanding     Amount
                                           -----------     ------

       Common stock $1 par value           1,004,370                 $1,004,370
       Capital in excess of par value                                 2,507,502

       Retained earnings:
         Balance at beginning of
            current fiscal year                        $12,114,628
         Net income                                        282,964
         Cash dividends:
         Common stock @ $0.325                            (326,421)
                                                          ---------
       Balance at end of interim period                              12,071,171
                                                                    -----------
       Total stockholder's equity                                   $15,583,043
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          For the quarter ended March 31, 1997, earnings per share were $0.28, compared to $0.27 in the first quarter in 1996. Revenues for the quarter ended March 31, 1997 were $5,168,027 and net income was $282,964, compared to revenues of $5,225,268 and net income of $270,469 for the same period last year.

          For the twelve months ended March 31,1997, earnings per share were $1.98, compared to $1.98 for the same period in 1996. Revenues for the twelve months ended March 31, 1997 were $24,647,545 and net income was $1,993,793, compared to revenues of $25,690,049 and net income of $1,990,474 for the same period last year.

          The decline in sales was partially offset by higher rates in the South Bay, where Dominguez increased charges by approximately 1.6 percent to recover higher costs charged by our wholesale supplier. However, the water bills of Dominguez residential customers are still lower than those charged by other leading Southern California water utilities, according to industry data, which is an indication of our efficient operations and rigorous cost discipline.

          Water brokering income declined but was offset by the increase of income from Chemical Services Company.

          WATER QUALITY

          As previously reported, the federal Safe Drinking Water Act (SDWA) was re-authorized in 1996. Under the SDWA, the Company is subject to regulation by the United States Environmental Protection Agency (EPA) and the California Department of Health Services. The Company is required to complete monthly water sampling in a data acquisition program known as the Information Collection Rule (ICR).

          During the quarter, the Company determined that one of its Subsidiary water systems sources exceeded the state and federal standard for radioactivity. The Company has ceased using this water source and is providing customers with an alternative source.

          WATER SUPPLY

          As of March 1997, the water supply outlook is favorable. California State Water Project (SWP) reservoirs remain full. MWD also indicates that a full compliment of Colorado River Water is available. Dominguez expects an ample supply of import water to be at hand for 1997.

          Dominguez anticipates that the West Basin Municipal Water District Recycle Project will be delivering recycled water to a limited number of South Bay customers in 1997. Dominguez' margins will remain equal to that of replaced potable sales.

          DIVIDEND INCREASED

          The Board of Directors has declared the Company's 137th consecutive quarterly dividend at $0.325 per share on common stock to be paid on June 15, 1997.

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


                                       DOMINGUEZ SERVICES CORPORATION


Date:____________________________     By:_______________________________
                                         John S. Tootle
                                         CFO, Vice-President Finance