Form 10-Q
period 1997-06-30
DOMINGUEZ SERVICES CORP
filed 1997-08-12
CIK 860673

                     SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549

                     ----------------------------------

                              F O R M  1 0 - Q

                Quarterly Report Under Section 13 OR 15 (D)
                   of the Securities Exchange Act of 1934

                     ----------------------------------

                              JUNE 30, 1997
For Quarter Ended------------------------------------------on file No. 0-18677

                       DOMINGUEZ SERVICES CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

CALIFORNIA                                                       33-0391161
-------------------------------------------------------------------------------
(State of other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)

             21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                                                (310) 834-2625
Registrant's telephone number, including area code----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                    ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                         DOMINGUEZ SERVICES CORPORATION

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              (a)  Consolidated Income Statement for the                 3
                   Three Months Ending June 30, 1997
                   and 1996

              (b)  Consolidated Income Statement for the                 4
                   Six Months Ending June 30, 1997
                   and 1996

              (c)  Consolidated Income Statement for the                 5
                   Twelve Months Ending June 30, 1997
                   and 1996

              (d)  Consolidated Balance Sheet as of                      6
                   June 30, 1997 and Consolidated
                   Balance Sheet as of December 31, 1996

              (e)  Consolidated Statements of Cash Flows                 7
                   for the Six Months Ending
                   June 30, 1997 and 1996

              (f)  Capitalization and Stockholders' Equity               8
                   as of June 30, 1997

              (g)  Notes to Consolidated Financial                       9
                   Statements

     Item 2.  Management's Discussion and Analysis of                 9-10
              Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         11

     Item 6.  Exhibits and Reports on Form 8-K                          11

     Signature                                                          11

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

(a)     CONSOLIDATED INCOME STATEMENT (UNAUDITED) - FISCAL QUARTER ENDING:

                                                      FOR THE           FOR THE
                                               QUARTER ENDING    QUARTER ENDING
                                                JUNE 30, 1997     JUNE 30, 1996
                                               --------------    --------------
  Operating revenue                              $7,000,908        $6,355,921

  Costs and expenses
    Operating expenses                            6,001,999         5,361,540
    Interest expenses                               214,386           172,779
    Other expenses, net                              14,283             3,289

    Total costs and expenses                      6,230,668         5,537,608

  Income from operations                            770,240           818,313

  Other income                                      110,804            75,465

  Income before taxes on income                     881,044           893,778

  Provision for taxes on income                     353,730           358,745

  Net income                                       $527,314          $535,033

    Less preferred dividends                          --0--             --0--

  Net income applicable to common shares           $527,314          $535,033

  Earnings per common share                           $0.53             $0.53

  Dividends per common share                         $0.325            $0.310

  Average common shares outstanding               1,004,370         1,004,370


See accompanying notes to financial statements.

(b)     CONSOLIDATED INCOME STATEMENT (UNAUDITED) - SIX MONTHS ENDING:

                                                  FOR THE SIX       FOR THE SIX
                                                MONTHS ENDING     MONTHS ENDING
                                                JUNE 30, 1997     JUNE 30, 1996
                                                -------------     -------------

Operating revenue                               $12,168,935       $11,581,189

Costs and expenses
  Operating expenses                             10,582,071        10,053,977
  Interest expenses                                 399,523           344,803
  Other expenses, net                                21,470             9,249

  Total costs and expenses                       11,003,064        10,408,029

          Income from operations                  1,165,871         1,173,160

          Other income                              187,907           172,439

          Income before taxes on income           1,353,778         1,345,599

          Provision for taxes on income             543,500           540,097

          Net income                               $810,278          $805,502

            Less preferred dividends                  --0--             1,219

          Net income applicable to common shares   $810,278          $804,283

          Earnings per common share                   $0.81             $0.80

          Dividends per common share                  $0.65             $0.62

          Average common shares outstanding       1,004,370         1,004,370

See accompanying notes to financial statements.

(c) Consolidated Income Statement (Unaudited) - Twelve Months Ending:

                                         FOR THE TWELVE    FOR THE TWELVE
                                         MONTHS ENDING     MONTHS ENDING
                                         JUNE 30, 1997     JUNE 30, 1996
                                         --------------    --------------

Operating revenue                        $ 25,292,532      $ 25,367,586

Costs and expenses
  Operating expenses                       21,721,101        21,963,934
  Interest expenses                           713,984           684,212
  Other expenses, net                          33,889            11,126

  Total costs and expenses                 22,468,974        22,659,272

Income from operations                      2,823,558         2,708,314

Other income                                  479,888           369,942

Income before taxes on income               3,303,446         3,078,256

Provision for taxes on income               1,317,372         1,156,688

Net income                               $  1,986,074      $  1,921,568

  Less preferred dividends                        -0-             3,657

Net income applicable to common shares   $  1,986,074      $  1,917,911

Earnings per common share                $       1.98      $       1.91

Dividends per common share               $       1.27      $       1.20

Average common shares outstanding           1,004,370         1,004,370

See accompanying notes to financial statements.

(d)  Consolidated Balance Sheet (Unaudited)

                                                       AS OF              AS OF
                                               JUNE 30, 1997  DECEMBER 31, 1996
                                               -------------  -----------------
ASSETS
  Plant and equipment                           $ 59,666,787       $ 59,652,271
  Depreciation allowance                         (21,910,752)       (21,079,569)
  Construction work in progress                    1,501,529            427,280
                                                ------------       ------------
  Net utility plant                               39,257,564         38,999,982

  Non-utility property                               573,772            530,461
  Current and accrued assets                       7,472,834          5,004,365
  Deferred debits                                  2,316,608          2,339,991
                                                ------------       ------------
                                                $ 49,620,778       $ 46,874,799
                                                ------------       ------------
                                                ------------       ------------
LIABILITIES
  Capital stock:
  Class A preferred - par value $25 per share
   No outstanding shares in 1997 and 1996       $       -0-        $       -0-
  Common - par value $1 per share
   Outstanding 1,004,370 shares                    1,004,370          1,004,370

  Surplus:
     Capital surplus                               2,507,502          2,507,502
     Earnings retained in business                12,272,065         12,114,573
                                                ------------       ------------
  Total capital                                   15,783,937         15,626,445
                                                ------------       ------------
  Long-term debt:
    First mortgage bonds                           4,000,000          5,212,000
    Other notes                                    1,825,503          1,838,637
                                                ------------       ------------
  Total long-term debt                             5,825,503          7,050,637
                                                ------------       ------------

  Interim debt                                     2,000,000            800,000
  Current portion long-term debt                   1,290,000            834,000
  Current and accrued liabilities                  6,281,159          4,303,365
  Deferred taxes                                   3,988,569          3,903,699
  Advances for construction                        5,377,626          5,405,329
  Contribution in aid of construction              6,002,464          6,075,881
  Deferred credits                                 3,071,520          2,875,443
                                                ------------       ------------
                                                $ 49,620,778       $ 46,874,799
                                                ------------       ------------
                                                ------------       ------------

See accompanying notes to financial statements.

(e)  CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                  FOR THE SIX       FOR THE SIX
                                                MONTHS ENDING     MONTHS ENDING
                                                JUNE 30, 1997     JUNE 30, 1996
                                                -------------     -------------
Cash Flow From Operating Activities:
  Net Income                                       $810,278          $805,502

  Adjustments to reconcile net income to net
  Cash provided by operation activities:
  Depreciation and amortization                     743,532           617,863
  Deferred income tax and ITC                        84,870            64,870

  Change in assets and liabilities:
  Customers receivable                             (896,512)         (526,278)
  Other receivable                                 (867,139)          506,877
  Materials and supplies                              --0--            23,536
  Accounts payable                                  577,764           (64,907)
  Income taxes payable                              397,896           143,779
  Deferred credits                                  212,966           172,324
  Other                                             565,669          (174,483)
                                                 ----------        ----------
Net Cash Provided by Operating Activities         1,629,324         1,569,083
                                                 ----------        ----------
Cash Flows from Investing Activities:
  Capital expenditures                           (1,123,328)       (1,926,409)
                                                 ----------        ----------
Net Cash used for Investing Activities           (1,123,328)       (1,926,409)
                                                 ----------        ----------

Cash Flows from Financing Activities:
  Proceeds from contributions in aid of
    construction & advances                        (101,120)           99,137
  Repayment of long-term debt                      (769,134)          190,583
  Dividends paid                                   (652,841)         (623,929)
  Preferred stock redemption                          --0--           (97,525)
  Proceeds from interim debt                      1,200,000             --0--
  Other                                              94,146           108,120
                                                 ----------        ----------
Net Cash Used by Financing Activities              (228,949)         (323,614)
                                                 ----------        ----------

  Net Increase (Decrease) in Cash                  $277,047         ($680,940)

  Cash at Beginning of Year                         708,817           751,606
                                                 ----------        ----------

  Cash at End of Year                              $985,864           $70,666
                                                 ----------        ----------
                                                 ----------        ----------


See accompanying notes to financial statements.

(f)  CAPITALIZATION AND STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                         AS OF
                                                                 JUNE 30, 1997
                                                                 -------------
Debt:
  Long-term debt                                                   $7,115,503
  Current sinking fund requirements                                (1,290,000)
                                                                 ------------
Total debt maturing in more than twelve months                     $5,825,503
                                                                 ------------
                                                                 ------------
Deferred credits
                                                                   $3,071,520
                                                                 ------------
                                                                 ------------


Stockholder's equity:                     Shares
                                         issued or
                                        outstanding     Amount
                                        -----------   ---------
Common stock $1 par value                1,004,370                 $1,004,370
Capital in excess of par value                                      2,507,502

Retained earnings:
  Balance at beginning of current
    fiscal year                                     $12,114,628
  Net income                                            810,278
  Cash dividends:
  Common stock @ $0.325                                (652,841)
                                                    -----------
Balance at end of interim period                                   12,272,065
                                                                 ------------
Total stockholder's equity                                        $15,783,937
                                                                 ------------
                                                                 ------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          For the quarter ended June 30, 1997, earnings per share were $0.53, compared to $0.53 in the same period in 1996. Revenues for the quarter ended June 30, 1997 were $7,000,908 and net income was $527,314, compared to revenues of $6,355,921 and net income of $535,033 for the same period last year.

          Earnings per share for the first half of 1997 were $0.81, which compared with $0.80 last year. Revenues for the six months ended June 30, 1997 were $12,168,935 and net income was $810,278, compared to revenues of $11,581,189 and net income of $805,502 for the same period last year.

          For the twelve months ended June 30, 1997, earnings per share were $1.98, up from $1.91 the same period in 1996. Revenues for the twelve months ended June 30, 1997 were $25,292,532 and net income was $1,986,074, compared to revenues of $25,367,586 and net income of $1,921,568 for the same period last year.

          The increase in gross revenues came from higher rates in the South Bay and increased sales. However, we experienced higher water costs and related operating expenses in the second quarter. Net income remained essentially unchanged.

          Dominguez increased rates by approximately 1.6% to recover higher costs charged by our wholesale supplier. However, water bills of Dominguez residential customers are still lower than those charged by other leading Southern California water utilities, according to industry data, which is an indication of our efficient operations and rigorous cost discipline.

          Residential sales increased by 4% for the first six months of the year compared to the same period last year. Business sales increased by 12% for the first six months of the year compared to the same period last year. Industrial sales dropped 14% from the same period last year. Overall, sales increased by 1% from last year.

          The Company expects to complete the integration of the Countrywood Water Company acquisition in to Kern River Valley operations in the third quarter.

          The Company filed an application for approval of the acquisition of Southlake Water Company. We anticipate completing the transition in the fourth quarter.

          The Company also looks forward to developing a presence in Northern California. In early August, Dominguez signed a letter of intent to purchase Lucerne Water Company, which serves nearly 1,300 customers in Sonoma County, for 35,000 shares of stock. The Company is now entering into the due diligence process.

          The Company is refinancing series H bonds and short term borrowing at a lower interest rate.

          WATER QUALITY
          -------------
          As previously reported, the federal Safe Drinking Water Act (SDWA) was re-authorized in 1996. Under the SDWA, the Company is subject to regulation by the United States Environmental Protection Agency
          (EPA) and the California Department of Health Services. The Company is required to complete monthly water sampling in a data acquisition program known as the Information Collection Rule (ICR).

          WATER SUPPLY
          ------------
          As of March 1997, the water supply outlook is favorable. California State Water Project (SWP) reservoirs remain full. MWD also indicates that a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 1997.

          Dominguez anticipates that the West Basin Municipal Water District Recycled Water Project will be delivering recycled water to a limited number of South Bay customers in the 4th quarter of 1997. Dominguez' margins will remain equal to that of replaced potable sales.

          DIVIDEND DECLARED
          -----------------
          The Board of Directors has declared the Company's 138th consecutive quarterly dividend at $0.325 per share on common stock, to be paid on September 15, 1997.

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

                                       DOMINGUEZ SERVICES CORPORATION


Date:______________________________    By:______________________________
                                            John S. Tootle
                                            CFO, Vice-President Finance