Form 10-Q
period 1997-09-30
DOMINGUEZ SERVICES CORP
filed 1997-11-13
CIK 860673

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                     -------------------------------------------

                                   F O R M  1 0 - Q

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                     -------------------------------------------

                                  SEPTEMBER 30, 1997
For Quarter Ended ----------------------------------------- on file No. 0-18677

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

               21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                                                 (310) 834-2625
Registrant's telephone number, including area code ----------------------------

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
YES    X    .  NO          .
    --------      ----------

                       (APPLICABLE ONLY TO CORPORATE ISSUERS):


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,004,370

                            DOMINGUEZ SERVICES CORPORATION

                                        INDEX
                                                                   PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               (a)  Consolidated Income Statement for the              3
                    Three Months Ending September 30, 1997
                    and 1996

               (b)  Consolidated Income Statement for the              4
                    Nine Months Ending September 30, 1997
                    and 1996

               (c)  Consolidated Income Statement for the              5
                    Twelve Months Ending September 30, 1997
                    and 1996

               (d)  Consolidated Balance Sheet as of                   6
                    September 30, 1997 and Consolidated
                    Balance Sheet as of December 31, 1996

               (e)  Consolidated Statements of Cash Flows              7
                    for the Nine Months Ending
                    September 30, 1997 and 1996

               (f)  Capitalization and Stockholders' Equity            8
                    as of September 30, 1997

               (g)  Notes to Consolidated Financial                    9
                    Statements

     Item 2.   Management's Discussion and Analysis of              9-10
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     11

     Item 6.   Exhibits and Reports on Form 8-K                      11

     Signature                                                       11

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Company, Antelope Valley Water Co., Kern River Valley Water Company (Consolidating Kernville Domestic Water Company and Arden Water Company) and DSC Investments.

(a)        Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:


                                                  FOR THE                  FOR THE
                                           QUARTER ENDING           QUARTER ENDING
                                       SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                       ------------------       ------------------
    Operating revenue                          $8,170,627               $7,404,372

    Costs and expenses
      Operating expenses                        6,784,654                6,026,528
      Interest expenses                           194,162                  172,005
      Other expenses, net                          10,004                   22,696

      Total costs and expenses                  6,988,820                6,221,229

    Income from operations                      1,181,807                1,183,143

    Other income                                  168,833                  131,464
    Income before taxes on income               1,350,640                1,314,607
    Provision for taxes on income                 542,105                  527,656
    Net income                                    808,535                 $786,951
      Less preferred dividends                      --0--                    --0--
    Net income applicable to common shares        808,535                 $786,951
    Earnings per common share                       $0.80                    $0.78
    Dividends per common share                     $0.325                    $0.31
    Average common shares outstanding           1,004,370                1,004,370


    See accompanying notes to financial statements.

(b)       Consolidated Income Statement (Unaudited) - Nine Months Ending:

                                               FOR THE NINE        FOR THE NINE
                                              MONTHS ENDING       MONTHS ENDING
                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                         ------------------  ------------------

    Operating revenue                           $20,339,562         $18,985,561

    Costs and expenses
      Operating expenses                         17,366,725          16,080,505
      Interest expenses                             593,685             516,808
      Other expenses, net                            31,474              31,945

      Total costs and expenses                   17,991,884          16,629,258

    Income from operations                        2,347,678           2,356,303

    Other income                                    356,740             303,903
    Income before taxes on income                 2,704,418           2,660,206
    Provision for taxes on income                 1,085,605           1,067,753
    Net income                                    1,618,813          $1,592,453
      Less preferred dividends                        --0--               1,219

    Net income applicable to common shares        1,618,813          $1,591,234
    Earnings per common share                         $1.61               $1.58
    Dividends per common share                       $0.975               $0.93
    Average common shares outstanding             1,004,370           1,004,370


    See accompanying notes to financial statements.

(c)      Consolidated Income Statement (Unaudited) - Twelve Months Ending:

                                             FOR THE TWELVE      FOR THE TWELVE
                                              MONTHS ENDING       MONTHS ENDING
                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                         ------------------  ------------------
    Operating revenue                            26,058,787         $25,228,605

    Costs and expenses
      Operating expenses                         22,479,227          21,860,906
      Interest expenses                             736,141             685,196
      Other expenses, net                            33,889              33,090
      Total costs and expenses                   23,249,257          22,579,192

    Income from operations                        2,809,530           2,649,413

    Other income                                    529,949             491,775
    Income before taxes on income                 3,339,479           3,141,188
    Provision for taxes on income                 1,331,821           1,181,946
    Net income                                    2,007,658          $1,959,242
      Less preferred dividends                        --0--               2,438

    Net income applicable to common shares       $2,007,658          $1,956,804
    Earnings per common share                         $2.00               $1.95
    Dividends per common share                       $1.285               $1.22
    Average common shares outstanding             1,004,370           1,004,370


    See accompanying notes to financial statements.

(d)        Consolidated Balance Sheet (Unaudited)

                                                                  AS OF               AS OF
                                                     SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                     ------------------   -----------------
    ASSETS
         Plant and equipment                                $59,707,787         $59,652,271
         Depreciation allowance                             (22,321,061)        (21,079,569)
         Construction work in progress                        2,620,329             427,280
                                                            -----------         -----------
         Net utility plant                                   40,007,055          38,999,982
         Non-utility property                                   554,436             530,461
         Current and accrued assets                           6,921,231           5,004,365
         Deferred debits                                      2,338,002           2,339,991
                                                            -----------         -----------
                                                            $49,820,724         $46,874,799
                                                            -----------         -----------
                                                            -----------         -----------

    LIABILITIES
         Capital stock:
         Class A preferred - par value $25 per share
           No outstanding shares in 1997 & 1996                 $--0--              $--0--
         Common - par value $1 per share
           Outstanding 1,004,370 shares                      1,004,370           1,004,370

         Surplus:
           Capital surplus                                   2,507,502           2,507,502
           Earnings retained in business                     12,754,179          12,114,573
                                                            -----------         -----------
         Total capital                                       16,266,051          15,626,445
                                                            -----------         -----------
         Long-term debt:
           First mortgage bonds                               4,000,000           5,212,000
           Other notes                                        2,239,455           1,838,637
                                                            -----------         -----------
         Total long-term debt                                 6,239,455           7,050,637
                                                            -----------         -----------

         Interim debt                                         1,750,000             800,000
         Current portion long-term debt                          43,000             834,000
         Current and accrued liabilities                      6,864,879           4,303,365
         Deferred taxes                                       3,911,004           3,903,699
         Advances for construction                            5,213,823           5,405,329
         Contribution in aid of construction                  6,372,089           6,075,881
         Deferred credits                                     3,160,423           2,875,443
                                                            -----------         -----------
                                                            $49,820,724         $46,874,799
                                                            -----------         -----------
                                                            -----------         -----------

    See accompanying notes to financial statements.

(e)     Consolidated Statements of Cash Flow (Unaudited)


                                                             FOR THE NINE             FOR THE NINE
                                                            MONTHS ENDING            MONTHS ENDING
                                                       SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                       ------------------       ------------------
    Cash Flow from Operating Activities:
         Net income                                            $1,618,813               $1,592,453
         Adjustments to reconcile net income to net
         cash provided by operation activities:
         Depreciation and amortization                          1,110,000                  953,422
         Deferred income tax and ITC                                7,305                  107,305
         Change in assets and liabilities:
         Customers receivable                                    (493,455)                (688,971)
         Other receivable                                        (816,177)                 584,678
         Materials and supplies                                     4,323                   23,277
         Accounts payable                                         945,957                  243,865
         Income taxes payable                                     900,125                  632,013
         Deferred credits                                         277,323                  271,058
         All others                                               118,125                  191,225
                                                               ----------               ----------
    Net  Cash Provided by Operating Activities                  3,672,339                3,140,625
                                                               ----------               ----------
    Cash Flows from Investing Activities:
         Capital expenditures                                  (2,289,414)              (2,758,917)
                                                               ----------               ----------
    Net Cash used for Investing Activities                     (2,289,414)              (2,758,917)
                                                               ----------               ----------

    Cash Flows from Financing Activities:
         Proceeds from contributions in aid of
           construction & advances                                245,840                  189,452
         Repayment of long-term debt                             (811,182)                 766,171
         Dividends paid                                          (979,262)                (935,283)
         Stock redemption                                           --0--                  (97,525)
         Current portion long-term debt                          (791,000)                 (23,000)
         Proceeds from interim debt                               950,000                    --0--
    Net Cash Used by Financing Activities                      (1,385,604)                (100,185)
                                                               ----------               ----------

    Net (Decrease) Increase in Cash                               ($2,679)              $1,051,223
    Cash at Beginning of Year                                     708,817                  751,606
                                                               ----------               ----------

    Cash at End of Year                                          $706,138               $1,802,829
                                                               ----------               ----------
                                                               ----------               ----------

    See accompanying notes to financial statements.

(f)         Capitalization and Stockholders' Equity (Unaudited)



                                                                                                   AS OF
                                                                                      SEPTEMBER 30, 1997
                                                                                      ------------------
    Debt:
      Long-term debt                                                                          $6,282,455
      Current sinking fund requirements                                                          (43,000)
                                                                                              ----------
    Total debt maturing in more than twelve months                                            $6,239,455
                                                                                              ----------
                                                                                              ----------
    Deferred credits

                                                                                              $3,160,423
                                                                                              ----------
                                                                                              ----------
    Stockholder's equity:                                   SHARES
                                                           ISSUED OR
                                                           OUTSTANDING      AMOUNT
                                                           -----------      ------
    Common stock $1 par value                                1,004,370                        $1,004,370
    Capital in excess of par value                                                             2,507,502

    Retained earnings:
      Balance at beginning of current fiscal year                         $12,114,628
      Net income                                                            1,618,813
      Cash dividends:
      Common stock  @ $0.325                                                 (979,262)
                                                                          -----------
    Balance at end of interim period
                                                                                              12,754,179
                                                                                             -----------
    Total stockholder's equity                                                               $16,266,051
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         For the quarter ended September 30, 1997, earnings per share were $.80, compared to $0.78 in the third quarter of 1996. Revenues for the quarter ended September 30, 1997, were $8,170,627 and net income was $808,535, compared to revenues of $7,404,372 and net income of $786,951 for the same period last year.

         For the nine months ended September 30, 1997, earnings per share were $1.61, compared to $1.58 for the same period in 1996. Revenues were $20,339,562 and net income was $1,618,813, compared to revenues of $18,985,561 and net income of $1,591,234 for the same period last year.

         For the twelve months ended September 30, 1997, earnings per share were $2.00, up from $1.95 for the same period in 1996. Revenues for the twelve months ended September 30, 1997, were $26,058,787 and net income was $2,007,658, compared to revenues of $25,228,605 and net income of $1,956,804 for the same period last year.

         The 7% increase in gross revenues for the first nine months is a result of higher rates in the South Bay and increased water sales. However, this increase was offset by higher water costs and related operating expenses. Net income remained essentially unchanged.

         Dominguez increased rates by approximately 1.6% to recover higher costs charged by our wholesale supplier. However, according to industry data, water bills of South Bay residential customers are still lower than those charged by other leading Southern California water utilities, which is an indication of our efficient operations and rigorous cost discipline.

         For the first nine months of the year, residential sales increased by 2.6%, business sales increased by 10%, and industrial sales increased by 2%, all compared to the same period last year. Overall, sales increased 4% over last year.

         The Company completed the integration of the Countrywood Water Company into Kern River Valley operations in the third quarter. In addition, Dominguez received the approval of the California Public Utilities Commission (CPUC) to purchase Southlake Water Company, also located in the Kern River Valley area. The Southlake purchase was completed in October.

         The Company also looks forward to developing a presence in northern California. In early August, Dominguez signed a letter of intent to purchase Lucerne Water Company, which serves nearly 1,300 customers in Sonoma County, for approximately 28,061 shares of stock. The Company is now in the due diligence process.

         The Company has received the approval from the CPUC to increase borrowings by $5,000,000. The bond issue will be used to retire our higher cost debt.

         LEGISLATION AND REGULATORY AFFAIRS
         New legislation was signed into California law during the third quarter which will have a positive impact on the Company's acquisition of small water systems. Under the new law, SB 1268, purchasers of water utilities can use fair-market value of acquired assets, as opposed to the often dated and far-lower values on the books, for rate-making purposes. The CPUC has initiated a proceeding to develop guidelines necessary to implement the law and to investigate other regulatory issues unique to the water industry.

         WATER QUALITY
         As previously reported, the federal Safe Drinking Water Act (SDWA) was re-authorized in 1996. Under the SDWA, the Company is subject to regulation by the United States Environmental Protection Agency (EPA) and the California Department of Health Services. The Company is participating in a monthly water sampling data acquisition program known as the Information Collection Rule (ICR) along with many other large water utilities.

         WATER SUPPLY
         As of September 1997, the water supply outlook is still favorable. California State Water Project (SWP) reservoirs remain at adequate levels for projected demands for the remainder of the year. MWD also indicates that a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for the remainder of 1997.

         Dominguez anticipates that the West Basin Municipal Water District Recycled Water Project will be delivering recycled water to a limited number of South Bay customers in 1998. Dominguez' margins will remain equal to those of replaced potable sales.

         DIVIDEND DECLARED

         The Board of Directors declared the Company's 139th consecutive quarterly dividend in the amount of $0.325 per share on common stock, to be paid on December 15, 1997.

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

                                            DOMINGUEZ SERVICES CORPORATION



Date:                                       By:
      ------------------------                  ----------------------------
                                                 John S. Tootle
                                                 CFO, Vice-President Finance