Form 10-K
period 1997-12-31
DOMINGUEZ SERVICES CORP
filed 1998-03-31
CIK 860673

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended   December 31, 1997  Commission file number   0-18677
                       -------------------                        -----------


                          DOMINGUEZ SERVICES CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          California                                        33-0391161
------------------------------------------------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        identification no.)


     21718 South Alameda Street, Long Beach, California               90810
------------------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (310)834-2625
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each Class                  on which registered
          -------------------                -----------------------
                None                         The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares, $1 Par Value
                  ---------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No
          -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     Common Shares average bid price of $19.00 on March 18, 1998.

                         Aggregate market value $19,158,289
                         ----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                         March 18, 1998 - 1,506,512 shares
                         ---------------------------------

Documents incorporated by reference:
     (1) Annual report to shareholders for the year ended December 31, 1997, as to Part II, Items 5, 6, 7 and 8.
     (2)  Proxy statement dated April 3, 1998, as to Item 10 (part), Item 11,
     Item 12, and Item 13.
                                   (There are fourteen pages in this 10-K)

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Dominguez Services Corporation ("Company") is a holding company created in 1990 through an Agreement of Merger with Dominguez Water Company. The Company's principal business is the ownership of all the common stock of Dominguez Water Company. The holding company structure provides operational and financial flexibility and allows the Company to engage in non-utility activities. The Company has two wholly-owned subsidiaries: Dominguez Water Company, which is involved in water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments.

Dominguez Water Company and its operating subsidiaries (collectively referred to as "Dominguez") are regulated by the California Public Utilities Commission ("CPUC"). Dominguez produce and supply water for residential, commercial, public authority, business and industrial customers. Dominguez is comprised of its principal division, the South Bay division and its operating subsidiaries, the Kern River Valley Water Company and the Antelope Valley Water Company (collectively referred to as the "Subsidiaries").

The South Bay division has been providing water service for more than 86 years and is Dominguez' largest service area. The South Bay division encompasses most of the City of Carson, one-quarter of Torrance, parts of Compton, Long Beach, Harbor City and Los Angeles County, and serves 32,393 customer connections. Antelope Valley Water Company, with 1,235 customers, has four distinct service areas in northern Los Angeles County. Kern River Valley Water Company, located in Kern County around Isabella Lake, has nine distinct service areas and 4,008 customers.

DSC Investments primary source of income is from the transfer of water rights between third parties. Income from the transfers of water rights may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Groundwater Basins. DSC Investments also holds a twenty percent ownership in Chemical Services Company ("CSC") with an option to acquire an additional forty percent interest through the year 2001. CSC manufactures and distributes chlorine generators used in the water and wastewater industry to produce safe on-site chlorine disinfectant.

OPERATIONS

In 1997, Dominguez supplied 12,362 million gallons of water to 37,636 customers, compared to 11,481 million gallons of water to 36,882 customers in 1996. The South Bay division produced 11,702 million gallons of water in 1997 and 11,173 million gallons in 1996. Although Dominguez has a diversified customer base, a substantial portion, 49% in 1997 and 46% in 1996, of sales were derived from business and industrial usage. Furthermore, a single customer, a refinery, accounted for 33% of these business and industrial sales in 1997, and for 32% in 1996.

WATER SUPPLY

The water supplies for Dominguez come from its own groundwater wells plus two water wholesalers of imported water.

All service areas obtain either a portion of or all of their supply from groundwater wells. The quantity that the South Bay division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins, which are managed by a court-appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

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

Long-term imported water supplies are dependent upon several factors. Dominguez' future dependency on imported water will be subject to the availability and usage of recycled water in the region as well as customer's long-term water conservation efforts. Dominguez has and will continue to promote long-term water conservation efforts and will advance the use of recycled water, when available.

In November 1997, the Company entered into an agreement with West Basin Municipal Water District ("West Basin") and ARCO Los Angeles Refinery in Carson ("ARCO"). Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost of water margin that Dominguez would otherwise have received providing ARCO with potable water.

The Company is expected to commit funds up to $2,000,000 by December 1999 to construct recycled water facilities in its South Bay service area. At that time, Dominguez will offer the recycled water to its customers. The availability of recycled water will reduce Dominguez' demand for imported
water, the availability of which may be uncertain in the future.   Reduced
imported water supplies and annual population growth could create future drought conditions in Southern California; however , Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the Dominguez service area.

Legislative actions continue to play a role in the long-term availability of water for Southern California. The amount of SWP water available from Northern California and water imported from the Colorado River may be significantly reduced around the beginning of the next century. Future drought conditions may require water rationing by all water agencies, including Dominguez.

WATER QUALITY

The Company is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis. With occasional minor exceptions, the Company meets all current primary water standards. During 1997, the Company began using an alternative water source to meet the needs of 239 customers in one of the Subsidiary system in order to comply with state and federal standards for radioactivity.

In 1997, the Company participated with many other large water companies in a monthly water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but the Company could be required to perform more quality testing and treatment. Management believes that the Company resources will be sufficient to meet these anticipated requirements.

The Company is subject to other applicable environmental regulations related to the handling, storage and disposal of hazardous materials. The Company is currently in compliance with all such regulations.

REGULATORY AFFAIRS

In 1996, Dominguez filed for and received an approval to increase revenues effective February 1, 1997, for approximately $375,000 annually, or 1.6%, to recover the increased cost of purchased water effective January 1, 1997. This rate increase does not increase earnings of the Company, but rather offsets the effects of higher water production costs to Dominguez.

In 1997, Senate Bill 1268 was signed into law, requiring the CPUC to use the standard of fair-market value when establishing the rate base value for the acquired distribution system assets of a public water system. The CPUC has initiated a proceeding to develop guidelines necessary to implement the law and to investigate other regulatory issues unique to the water industry. The Company believes that the new law will benefit the Company in its acquisition of small water systems, and that the CPUC's proceeding will clarify rules necessary for the Company to actively pursue public-private partnerships.

NON-UTILITY SUBSIDIARY OPERATIONS

DSC Investments invested $350,000 in CSC on December 20, 1996 and acquired a twenty percent equity ownership with the option to acquire an additional forty percent through the year 2001. Under the investment agreements, the Company is obligated to provide working cash and long-term financing for the leasing of chlorine generators to CSC, subject to the financial condition of CSC. The maximum loan balances available to CSC for the following calendar years are $2,500,000 (1998), $3,000,000 (1999), $3,500,000 (2000) and
$3,500,000 (2001). As of December 31, 1997, the Company had $400,000 in
outstanding loans to CSC.

On April 26, 1996, the Company sold the remaining assets of Hydro-Metric Service operation to a former employee in exchange for a two year note receivable with an outstanding balance of $15,000 as of December 31, 1997. The sale resulted in a net gain of $39,000.

During 1997, DSC Investments facilitated transfers of water right leases between third parties, adding $438,000 to the Company's revenue. The future income from the transfer of water right leases will depend upon the need to pump groundwater by major industrial users and water purveyors.

EMPLOYEE RELATIONS

As of December 31, 1997, the Company had a total of 73 employees in utility and non-utility operations. None of the employees is represented by a labor organization, and there has never been a work stoppage or interruption due to a labor dispute. In general, wages, hours, and conditions of employment are equivalent to those found in the industry. Dominguez considers its relations with its employees to be excellent. All employees receive paid annual vacations and sick leave. Dominguez provides and pays the cost of group life, disability, medical and dental insurance, as well as pensions, for its employees.

ENVIRONMENTAL MATTERS

Dominguez' operations are subject to pollution control and water quality control as discussed in the "Water Quality" section.

Other state and local environmental regulations apply to Dominguez operations and facilities. These regulations are primarily related to the handling, storage and disposal of hazardous materials. Dominguez is currently in compliance with all other state and local regulations.

ITEM 2.   PROPERTIES.

The Company's general administrative and executive offices are located at 21718 South Alameda Street in Carson, California. The Company is in the process to sell its Alameda Street property. Concurrently, the Company has retained a broker to locate a replacement facility within the Dominguez service area.

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

Substantially all of the property of Dominguez is subject to the lien of the Trust Indenture dated August 1, 1954, as supplemented and amended, to Chase Manhattan Bank and Trust Company, N.A., as Trustee, securing the two outstanding series of Dominguez' First Mortgage Bonds.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is routinely involved in condemnation proceedings and legal actions. The Company does not believe these matters will have a material adverse effect, if any, on its financial position or results of operations. For prior year issues, reference is made to page 27 Note 15 of Notes to Consolidated Financial Statements of the Annual Report to Shareholders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                      PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          (a)  MARKET PRICE FOR COMMON SHARES

               The information required by this item is incorporated herein by reference to the page 28 "Market Information" of the Annual Report listed in Item 14 of Part IV of this report.

          (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES

               The Nasdaq Stock Market maintenance standards require that Nasdaq National Market companies have at least 400 shareholders of round lots. As of December 31, 1997, the Company complied with the standard with 298 common shareholders of record and more than 659 beneficial shareholders, who have elected to hold their shares in street name.

          (c)  DIVIDENDS DECLARED

               The information required by this item is incorporated herein by reference to the page 28 "Market Information" of the Annual Report listed in Item 14 of Part IV of this report.

          (d)  DIVIDEND RESTRICTION

               The information required by this item is incorporated herein by reference to the page 22 Note 3 "Restriction on Dividends" of the Annual Report listed in Item 14 of Part IV of this report.

ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by this item is incorporated herein by reference to the page 16 and page 17 "Eleven Year Statistical Review" of the Annual Report listed in Item 14 of Part IV of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is incorporated herein by reference to the page 12 to 15 "Management's Discussion and Analysis" of the Annual Report listed in Item 14 of Part IV of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated herein by reference to the Annual Report listed in Item 14 of Part IV of this report:

          -   Page 18, Consolidated Balance Sheets - December 31, 1997 and 1996;

          - Page 19, Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995;

          - Page 19, Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          - Page 20, Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995;

          -   Page 21 to 27, Notes to Consolidated Financial Statements;

          -   Page 11, Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all directors and executive officers, indicating the positions and offices presently held by each.

     NAME                     AGE  POSITION AND OFFICE
     ----                     ---  -------------------
     Dwight C. Baum           85   Director
     Richard M. Cannon        56   Director
     Terrill M. Gloege        62   Director
     Thomas W. Huston         36   Director
     C. Bradley Olson         57   Director
     Langdon Owen             67   Director
     Charles W. Porter        67   Director
     Debra L. Reed            41   Director
     Brian J. Brady           49   Chief Executive Officer, President and
                                     Chairman of the Board
     John S. Tootle           43   Chief Financial Officer, Vice President
                                     of Finance, Treasurer and Secretary

There is no "family relationship" between any of the executive officers.

Information responding to Item 10 is included in the Company's proxy statement for the 1998 Annual Meeting of Shareholders ("Proxy") pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

Information responding to Item 11 was included in the Proxy (page 11) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information responding to Item 12 was included in the Proxy (page 3) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information responding to Item 13 was included in the Proxy (page 13) pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3). Other information is included in Note 13 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The following exhibits are filed as part of the report

               1.         LIST OF FINANCIAL STATEMENTS
                          The consolidated financial statements listed in the accompanying Financial Statements and Schedules are filed as part of this Report.

               2.         LIST OF FINANCIAL STATEMENT SCHEDULES
                          The financial statement schedules listed in the accompanying Financial Statements and Schedules are filed as part of this Report.

               3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

                   10.1   Agreement with West Basin and ARCO
                   10.2   The Eleventh Supplemental Trust Indenture dated
                          December 27, 1993
                   10.3   The Twelfth Supplemental Trust Indenture 12 dated
                          December 1, 1997
                   23     Report of Independent Public Accountants

          (b) The Company filed a Form 8-K November 19, 1997, announcing 3-for-2 stock split effective January 2, 1998.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOMINGUEZ SERVICES CORPORATION:

                                         By
                                            ----------------------------------
                                         Brian J. Brady, Chief Executive Officer


                                         By
                                            ----------------------------------
                                         John S. Tootle, Chief Financial
                                         Officer, Treasurer, Secretary


                                         By
                                            ----------------------------------
                                         Cynthia C. Chu, Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         DIRECTORS:

                                         -------------------------------------
                                         B. J. Brady, Chairman         Date

                                         -------------------------------------
                                         D. C. Baum                    Date

                                         -------------------------------------
                                         R. M. Cannon                  Date

                                         -------------------------------------
                                         T. M. Gloege                  Date

                                         -------------------------------------
                                         T. W. Huston                  Date

                                         -------------------------------------
                                         C. B. Olson                   Date

                                         -------------------------------------
                                         L. W. Owen                    Date

                                         -------------------------------------
                                         C. W. Porter                  Date

                                         -------------------------------------
                                         D. L. Reed                    Date

                           DOMINGUEZ SERVICES CORPORATION
                                  And Subsidiaries

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        Col. A                 Col. B          Col. C         Col. D         Col. E         Col. F
        ------                 ------          ------         ------         ------         ------

                                            ADDITION
                                            --------
                                                               (1)
                                                            Charged to
                              Balance at      Charged to      Other             (2)        Balance at
                              Beginning       Costs and      Accounts -     Deductions -     End of
      Description             of Period       Expenses       Describe       Describe         Period
      -----------             ----------      ----------     --------       ----------     ----------
Allowance for doubtful
 accounts:
  Year Ended
  December 31, 1997           $285,385        $ 60,000      $11,713         $ 56,137       $300,961
                              --------        --------      -------         --------       --------
                              --------        --------      -------         --------       --------
  Year Ended
  December 31, 1996           $250,140        $132,000      $11,712         $108,467       $285,385
                              --------        --------      -------         --------       --------
                              --------        --------      -------         --------       --------
  Year Ended
  December 31, 1995           $196,361        $120,000      $ 5,490         $ 71,711       $250,140
                              --------        --------      -------         --------       --------
                              --------        --------      -------         --------       --------

Notes:

(1) Receipts on accounts previously written off.

(2) Accounts receivable write off.