Form 10-Q
period 1998-03-31
DOMINGUEZ SERVICES CORP
filed 1998-05-15
CIK 860673

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                  F O R M  10 - Q

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934


                                   MARCH 31, 1998
For Quarter Ended. . . . . . . . . . . . . . . . . . . . .on file No. 0-18677

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
YES        X       .     NO               .
    --------------          ---------------

                  (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,506,512

                           DOMINGUEZ SERVICES CORPORATION

                                       INDEX



PART I - FINANCIAL INFORMATION                                     PAGE NO.
                                                                  ---------
     Item 1.   Financial Statements

              (a)  Consolidated Income Statement for the              3
                   Three Months Ending March 31, 1998
                   and 1997

              (b)  Consolidated Income Statement for the              4
                   Twelve Months Ending March 31, 1998
                   and 1997

              (c)  Consolidated  Balance Sheet as of                  5
                   March 31, 1998 and Consolidated
                   Balance Sheet as of December 31, 1997

              (d)  Consolidated Statements of Cash Flows              6
                   for the Three Months Ended
                   March 31, 1998 and 1997

              (e)  Capitalization and Shareholders' Equity            7
                   as of March 31, 1998

              (f)  Notes to Consolidated Financial                    8
                   Statements

     Item 2.      Management's Discussion and Analysis of           8-9
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                  10

     Item 6.      Exhibits and Reports on Form 8-K                   10

     Signature                                                       10


                           PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Company, Antelope Valley Water Company, Kern River Valley Water Company (Consolidating Kern River Valley Water Company and Arden Water Company) and DSC Investments.

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:



                                                                For the           For the
                                                         Quarter Ending    Quarter Ending
                                                         March 31, 1998    March 31, 1997
                                                         --------------    --------------

    Operating revenue                                        $5,437,470        $5,168,027

    Costs and expenses
      Operating expenses                                      4,878,597         4,580,072
      Interest expenses                                         213,389           185,137

      Total costs and expenses                                5,091,986         4,765,209

    Income from operations                                      345,484           402,818

    Other income                                                 85,658            69,916

    Income before taxes on income                               431,142           472,734

    Provision for taxes on income                               170,721           189,770

    Net income                                                 $260,421          $282,964

      Less preferred dividends                                    --0--             --0--

    Net income applicable to common shares                     $260,421          $282,964

    Earnings per common share (basic & diluted)                   $0.17             $0.19

    Dividends per common share                                  $0.2300           $0.2175

    Average common shares outstanding                         1,506,512         1,506,512



               See accompanying notes to financial statements.

(b) Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                         For the Twelve     For the Twelve
                                                         Months Ending      Months Ending
                                                         March 31, 1998     March 31, 1997
                                                         --------------     --------------

    Operating revenue                                       $27,087,621       $24,647,545

    Costs and expenses
      Operating expenses                                     23,502,626        21,080,642
      Interest expenses                                         786,348           672,377

      Total costs and expenses                               24,288,974        21,753,019

    Income from operations                                    2,798,647         2,894,526

    Other income                                                565,911           421,654

    Income before taxes on income                             3,364,558         3,316,180

    Provision for taxes on income                             1,365,919         1,322,387

    Net income                                               $1,998,639        $1,993,793

      Less preferred dividends                                    --0--             --0--

    Net income applicable to common shares                   $1,998,639        $1,993,793

    Earnings per common share (basic & diluted)                   $1.32             $1.32

    Dividends per common share                                  $0.8825           $0.8400

    Average common shares outstanding                         1,506,512         1,506,512


               See accompanying notes to financial statements.

(d) Consolidated Balance Sheet (Unaudited)

                                                             As of                  As of
                                                    March 31, 1998      December 31, 1997
                                                    --------------      -----------------
 ASSETS
    Plant and equipment                               $ 62,256,131           $ 62,256,131
    Depreciation allowance                             (22,681,186)           (22,256,863)
                                                      ------------           ------------
    Net utility plant                                   39,574,945             39,999,268

    Construction work in progress                        2,637,773              1,255,260
    Non-utility property                                   583,308                583,308
    Current and accrued assets                           5,975,458              7,569,388
    Deferred debits                                      2,322,624              2,253,331
                                                      ------------           ------------
                                                      $ 51,094,108           $ 51,660,555
                                                      ------------           ------------
                                                      ------------           ------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
    Capital stock:
    Common - par value $1 per share
      Outstanding 1,506,512 shares                       1,506,512              1,506,512

    Surplus:
      Capital surplus                                    2,005,352              2,005,352
      Earnings retained in business                     12,744,051             12,830,127
                                                      ------------           ------------
    Total capital                                       16,255,915             16,341,991
                                                      ------------           ------------
    Long-term debt:
      First mortgage bonds                               9,000,000              9,000,000
      Other notes                                        2,187,497              2,194,407
                                                      ------------           ------------
    Total long-term debt                                11,187,497             11,194,407
                                                      ------------           ------------

    Current portion long-term debt                          64,000                 64,000
    Current and accrued liabilities                      4,746,919              5,439,195
    Deferred taxes                                       4,131,559              4,089,364
    Advances for construction                            5,566,695              5,515,687
    Contribution in aid of construction                  6,142,678              6,117,603
    Deferred credits                                     2,998,845              2,898,308
                                                      ------------           ------------
                                                      $ 51,094,108           $ 51,660,555
                                                      ------------           ------------
                                                      ------------           ------------

    See accompanying notes to financial statements.

(e) Consolidated Statements of Cash Flows (Unaudited)


                                                                For the           For the
                                                         Quarter Ending    Quarter Ending
                                                         March 31, 1998    March 31, 1997
                                                         --------------    --------------
Cash Flow from Operating Activities:
    Net income                                                 $260,421          $282,964

    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                               383,451           380,948
    Deferred income tax and ITC                                  42,195            42,435

    Changes in assets and liabilities:
    Customers receivable                                        408,739          (113,884)
    Other receivable                                             80,819          (463,106)
    Accounts payable                                           (835,432)          (42,139)
    Income taxes payable                                        227,176           119,493
    Deferred credits                                             31,244           107,186
    Other                                                        23,898           177,689
                                                             ----------        ----------
  Net Cash Provided by Operating Activities                     622,510           491,586
                                                             ----------        ----------
  Cash Flows from Investing Activities:
    Capital expenditures                                     (1,382,513)         (472,969)
                                                             ----------        ----------
  Net Cash Used in Investing Activities                      (1,382,513)         (472,969)
                                                             ----------        ----------
  Cash Flows from Financing Activities:
    Proceeds from contributions in aid of
      construction & advances                                    76,083             3,897
    Repayment of long-term debt                                  (6,910)           (3,163)
    Dividends paid                                             (346,497)         (326,421)
    Proceeds from interim debt                                    --0--           700,000
                                                             ----------        ----------
  Net Cash (Used in) Provided by Financing Activities
                                                               (277,324)          374,313
                                                             ----------        ----------
  Net Increase in Cash                                      $(1,037,327)       $  392,930

  Cash at Beginning of Year                                   2,137,339           708,817
                                                             ----------        ----------
  Cash at End of Year                                        $1,100,012        $1,101,747
                                                             ----------        ----------
                                                             ----------        ----------

    See accompanying notes to financial statements.

(f) Capitalization and Shareholders' Equity (Unaudited)

                                                                                                    As of
                                                                                           March 31, 1998
                                                                                           --------------
    Debt:
      Long-term debt                                                                          $11,251,497
      Current sinking fund requirements                                                           (64,000)
                                                                                              -----------
    Total debt maturing in more than twelve months                                            $11,187,497
                                                                                              -----------
                                                                                              -----------

    Deferred credits                                                                          $ 2,998,845
                                                                                              -----------
                                                                                              -----------
    Shareholders' equity:                                      Shares
                                                              issued or
                                                             outstanding        Amount
                                                             -----------        ------
    Common stock $1 par value                                 1,506,512                        $1,506,512
    Capital in excess of par value                                                              2,005,352

    Retained earnings:
      Balance at beginning of current fiscal year                             $12,830,127
      Net income                                                                  260,421
      Cash dividends:
      Common stock @ $0.23                                                       (346,497)
                                                                               ----------
    Balance at end of interim period                                                           12,744,051
                                                                                              -----------
    Total shareholders' equity                                                                $16,255,915
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          For the quarter ended March 31, 1998, earnings per share were $0.17, compared to $0.19 in the first quarter in 1997. Revenues for the quarter ended March 31, 1998 were $5,437,470 and net income was $260,421, compared to revenue of $5,168,027 and net income of $282,964 for the same period last year.

          For the twelve months ended March 31,1998, earnings per share were $1.32, compared to $1.32 for the same period in 1997. Revenues for the twelve months ended March 31, 1998 were $27,087,621 and net income was $1,998,639, compared to revenue of $24,647,545 and net income of $1,993,793 for the same period last year.

          First quarter revenue growth was spurred by higher water sales to industrial customers. That water is sold at lower prices which, in turn, impacted margins and contributed to the slight dip in earnings we experienced year to year. Profit was constrained by higher water costs resulting from a one-time increase in the amount of imported water purchased for the South Bay service area. Also, we are experiencing higher tax and interest expenses associated with investment in acquired properties and capital expenditures.


          Water Quality
          -------------

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

          Water Supply
          ------------

          As of March 1998, the water supply outlook is excellent. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 1998. MWD also indicates that a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 1998.

          Dominguez anticipates that the West Basin Municipal Water District Recycled Water Project will be delivering recycled water to a limited number of South Bay customers in 1998. Dominguez' margins will remain equal to those of replaced potable sales.


          Strategic Growth Plan
          ---------------------

          Dominguez announced during the first quarter, that the City Council of Torrance, California, agreed to purchase pumped groundwater supply from Dominguez, who already provides services to portions of the city. Dominguez values this association greatly and is pleased to be able to meet the water needs of the community.

          In April, the Kern River Valley Water Company subsidiary relocated its headquarters to a facility which is more centrally located and convenient to all service areas. As always, the opening of this new location caps a period of well-planned expansion by Dominguez in Kern County and evidences our strong commitment to the area.


          Dividend Increased
          ------------------

          The Board of Directors has declared the Company's 141st consecutive quarterly dividend at $0.23 per share on common stock to be paid on June 15, 1998.

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

                                  DOMINGUEZ SERVICES CORPORATION



Date: May 15, 1998                By:  /s/ John S. Tootle
      -------------------              -----------------------------
                                        John S. Tootle
                                        CFO, Vice-President Finance