Form 10-Q
period 1998-06-30
DOMINGUEZ SERVICES CORP
filed 1998-08-14
CIK 860673

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                --------------------

                                  F O R M  1 0 - Q

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

                                --------------------

                  For Quarter Ended  JUNE 30, 1998 on file No  0-18677

                           DOMINGUEZ SERVICES CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            33-0391161
----------------------------                                -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA               90810
       ----------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (310) 834-2625
                                                  ----------------------------


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO
   -----      -----

                      (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,506,512

                           DOMINGUEZ SERVICES CORPORATION

                                       INDEX
                                       -----
PART I - FINANCIAL INFORMATION                                        PAGE NO.
                                                                      --------
     Item 1.   Financial Statements

          (a)  Consolidated Income Statement for the                       3
               Three Months Ending June 30, 1998
               and 1997

          (b)  Consolidated Income Statement for the                       4
               Six Months Ending June 30, 1998
               and 1997

          (c)  Consolidated Income Statement for the                       5
               Twelve Months Ending June 30, 1998
               and 1997

          (d)  Consolidated Balance Sheet as of                            6
               June 30, 1998 and Consolidated
               Balance Sheet as of December 31, 1997

          (e)  Consolidated Statements of Cash Flows                       7
               for the Six Months Ending
               June 30, 1998 and 1997

          (f)  Capitalization and Stockholders' Equity                     8
               as of June 30, 1998

          (g)  Notes to Consolidated Financial                             9
               Statements

     Item 2.   Management's Discussion and Analysis of                   9-10
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                           11

     Item 6.   Exhibits and Reports on Form 8-K                            11

     Signature                                                             11

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

(a)  Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                       For the          For the
                                                Quarter Ending   Quarter Ending
                                                 June 30, 1998    June 30, 1997
                                                 -------------    -------------
 Operating revenue                                 $ 6,166,222      $ 7,000,908

 Costs and expenses
      Operating expenses                             5,432,779        6,001,999
      Interest expenses                                224,504          214,386

      Total costs and expenses                       5,657,283        6,216,385

 Income from operations                                508,939          784,523

 Other income                                          143,521           96,521

 Income before taxes on income                         652,460          881,044

 Provision for taxes on income                         263,279          353,730

 Net income                                        $   389,181      $   527,314

      Less preferred dividends                           --0--            --0--

 Net income applicable to common shares            $   389,181      $   527,314

 Earnings per common share (basic & diluted)       $      0.26      $      0.35

 Dividends per common share                        $    0.2300      $    0.2175

 Average common shares outstanding                   1,506,512        1,506,512


See accompanying notes to financial statements.

(b)  Consolidated Income Statement (Unaudited) - Six Months Ending:

                                                 For the Six        For the Six
                                                Months Ending      Months Ending
                                                June 30, 1998      June 30, 1997
                                                -------------      -------------
 Operating revenue                               $ 11,603,692       $ 12,168,935

 Costs and expenses
      Operating expenses                           10,311,376         10,582,071
      Interest expenses                               437,893            399,523

      Total costs and expenses                     10,749,269         10,981,594

 Income from operations                               854,423          1,187,341

 Other income                                         229,177            166,437

 Income before taxes on income                      1,083,600          1,353,778

 Provision for taxes on income                        434,000            543,500

 Net income                                      $    649,600       $    810,278

      Less preferred dividends                          --0--              --0--

 Net income applicable to common shares          $    649,600       $    810,278

 Earnings per common share (basic & diluted)     $       0.43       $       0.54

 Dividends per common share                      $      0.460       $      0.435

 Average common shares outstanding                  1,506,512          1,506,512


See accompanying notes to financial statements.

(c)  Consolidated Income Statement (Unaudited) - Twelve Months Ending:

                                                 For the Twelve   For the Twelve
                                                  Months Ending    Months Ending
                                                  June 30, 1998    June 30, 1997
                                                  -------------    -------------
 Operating revenue                                 $ 26,252,935     $ 25,292,532

 Costs and expenses
      Operating expenses                             22,933,406       21,721,101
      Interest expenses                                 796,466          713,984

      Total costs and expenses                       23,729,872       22,435,085

 Income from operations                               2,523,063        2,857,477

 Other income                                           612,911          445,999

 Income before taxes on income                        3,135,974        3,303,446

 Provision for taxes on income                        1,275,468        1,317,372

 Net income                                        $  1,860,506     $  1,986,074

      Less preferred dividends                            --0--            --0--

 Net income applicable to common shares            $  1,860,506     $  1,986,074

 Earnings per common share (basic and diluted)     $       1.23     $       1.32

 Dividends per common share                        $      0.895     $      0.850

 Average common shares outstanding                    1,506,512        1,506,512


See accompanying notes to financial statements.

(d)  Consolidated Balance Sheet (Unaudited)

                                                   As of              As of
                                               June 30, 1998    December 31, 1997
                                               -------------    -----------------
 ASSETS
    Plant and equipment                         $ 62,357,240      $ 62,256,131
                                                ------------      ------------
    Depreciation allowance                       (23,089,429)      (22,256,863)
    Net utility plant                             39,267,811        39,999,268


    Construction work in progress                  3,487,010         1,255,260
    Non-utility property                             573,639           583,308
    Current and accrued assets                     6,202,862         7,569,388
    Deferred debits                                2,317,302         2,253,331
                                                ------------      ------------
                                                $ 51,848,624      $ 51,660,555
                                                ------------      ------------
                                                ------------      ------------

 LIABILITIES
    Capital stock:
      Common - par value $1 per share
      Outstanding 1,506,512 shares                 1,506,512         1,506,512

    Surplus:
      Capital surplus                              2,005,352         2,005,352
      Earnings retained in business               12,786,731        12,830,127
                                                ------------      ------------
    Total capital                                 16,298,595        16,341,991
                                                ------------      ------------

    Long-term debt:
      First mortgage bonds                         9,000,000         9,000,000
      Other notes                                  2,158,225         2,194,407
                                                ------------      ------------
    Total long-term debt                          11,158,225        11,194,407
                                                ------------      ------------

    Current potion long-term debt                     64,000            64,000
    Current and accrued liabilities                5,314,514         5,439,195
    Deferred taxes                                 4,173,634         4,089,364
    Advances for construction                      5,567,453         5,515,687
    Contribution in aid of construction            6,213,679         6,117,603
    Deferred credits                               3,058,524         2,898,308
                                                ------------      ------------
                                                $ 51,848,624      $ 51,660,555
                                                ------------      ------------
                                                ------------      ------------


See accompanying notes to financial statements.

(e)            Consolidated Statements of Cash Flow (Unaudited)

                                                      For the Six       For the Six
                                                     Months Ending     Months Ending
                                                     June 30, 1998     June 30, 1997
                                                     -------------     -------------
 Cash Flow from Operating Activities:
     Net income                                      $   649,600       $   810,278

     Adjustments to reconcile net income to net
     cash provided by operation activities:
     Depreciation and amortization                       761,463           743,532
     Deferred income tax and ITC                          84,270            84,870

     Change in assets and liabilities:
     Customers receivable                              (134,135)         (896,512)
     Other receivable                                     58,903         (867,139)
     Materials and supplies                                3,000             --0--
     Accounts payable                                  (228,260)           577,764
     Income taxes payable                               (23,972)           397,896
     Deferred credits                                     96,245           212,966
     Other                                              (96,402)           565,669
                                                     -----------       -----------
 Net  Cash Provided by Operating Activities            1,170,712         1,629,324
                                                     -----------       -----------

 Cash Flows from Investing Activities:
     Capital expenditures                             (2,332,859)       (1,123,328)
                                                     -----------       -----------
 Net Cash used for Investing Activities               (2,332,859)       (1,123,328)
                                                     -----------       -----------

 Cash Flows from Financing Activities:
     Proceeds from contributions in aid of
       construction & advances                           147,842          (101,120)
     Repayment of long-term debt                         (36,182)          (769,134)
     Dividends paid                                     (692,996)          (652,841)
     Proceeds from interim debt                            --0--         1,200,000
     Other                                                 --0--            94,146
                                                     -----------       -----------
 Net Cash ued by Financing Activities                   (581,336)         (228,949)
                                                     -----------       -----------

 Net Increase (Decrease) in Cash                     $(1,743,483)      $   277,047

 Cash at Beginning of Year                             2,137,339           708,817
                                                     -----------       -----------

 Cash at End of Year                                 $   393,856       $   985,864
                                                     -----------       -----------
                                                     -----------       -----------


See accompanying notes to financial statements.

(f)  Capitalization and Stockholders' Equity (Unaudited)

                                                                         As of
                                                                     June 30, 1998
                                                                     -------------
 Debt:
   Long-term debt                                                     $ 11,222,225
   Current sinking fund requirements                                       (64,000)
                                                                      ------------
 Total debt maturing in more than twelve months                       $ 11,158,225
                                                                      ------------
                                                                      ------------

 Deferred credits                                                     $  3,058,524
                                                                      ------------
                                                                      ------------

 Stockholder's equity:                      Shares
                                           issued or
                                          outstanding     Amount
                                          -----------     ------

 Common stock $1 par value                   1,506,512                $  1,506,512
 Capital in excess of par value                                          2,005,352

 Retained earnings:
   Balance at beginning of current                     $ 12,830,127
   fiscal year
   Net income                                               649,600
   Cash dividends:
   Common stock @ $0.46                                   (692,996)
 Balance at end of interim period                      -----------      12,786,731
                                                                      ------------
 Total stockholder's equity                                           $ 16,298,595
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          For the quarter ended June 30, 1998, earnings per share were $0.26, compared to $0.35 in the same period in 1997. Revenues for the quarter ended June 30, 1998, were $6,166,222 and net income was $389,181, compared to revenues of $7,000,908 and net income of $527,314 for the same period last year.

          Earnings per share for the first half of 1998 were $0.43, which compared with $0.54 last year. Revenues for the six months ended June 30, 1998, were $11,603,692 and net income was $649,602, compared to revenues of $12,168,935 and net income of $810,278 for the same period last year.

          For the twelve months ended June 30, 1998, earnings per share were $1.23, compared to $1.32 in the same period in 1997. Revenues for the twelve months ended June 30, 1998 were $26,252,935 and net income was $1,860,506, compared to revenues of $25,292,532 and net income of $1,986,074 for the same period last year.

          The second quarter operating results were constrained by the lingering effects of El Nino, which brought rain well into the month of May and curtailed consumer usage. While the Company's water sales to industrial customers remained strong, these lower-margin sales did not completely offset reduced residential usage.

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

          In March 1998, the California Public Utilities Commission (CPUC) ordered all regulated utilities to furnish information related to the CPUC's investigation into the existing standards and policies of the CPUC regarding drinking water quality. The Company will comply with the CPUC's order by September 11, 1998.

          WATER SUPPLY
          ------------

          As of June 1998, the water supply outlook is excellent. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 1998. MWD also indicates that a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 1998.

          Dominguez has signed up its first recycled water customer, which will receive water purchased from the West Basin Municipal Water District Recycled Water Project in El Sequndo, Over the next two years, Dominguez anticipates converting several industrial and irrigation users to recycled water. Margins on recycled water sales will be equal to those of replaced potable sales.

          STRATEGIC GROWTH PLAN
          ---------------------

          The Company has reached settlement agreements with the staff of CPUC for the purchase of the Lucerne and Armstrong Water Companies.
           Dominguez anticipates closing these transactions in the fourth quarter.


          DIVIDEND INCREASED
          ------------------

          The Board of Directors has declared the Company's 142nd consecutive quarterly dividend at $0.23 per share on common stock to be paid on September 15, 1998.

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

                                  DOMINGUEZ SERVICES CORPORATION



Date: August 13, 1998              By: /s/ John S. Tootle
     ------------------------         ------------------------------------
                                      John S. Tootle
                                      CFO, Vice-President Finance