Form 10-Q
period 1998-09-30
DOMINGUEZ SERVICES CORP
filed 1998-11-12
CIK 860673

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                         ------------------------------------

                                  F O R M  1 0 - Q

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

                         ------------------------------------

                                 September 30, 1998
For Quarter Ended. . . . . . . . . . . . . . . . . . . . . .on file No. 0-18677

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

                                                                 (310) 834-2625
Registrant's telephone number, including area code. . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES _____X_____.  NO __________.

                      (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,506,512

                           DOMINGUEZ SERVICES CORPORATION

                                       INDEX
                                       -----
                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          (a)  Consolidated Income Statement for the                       3
               Three Months Ending September 30, 1998
               and 1997

          (b)  Consolidated Income Statement for the                       4
               Nine Months Ending September 30, 1998
               and 1997

          (c)  Consolidated Income Statement for the                       5
               Twelve Months Ending September 30, 1998
               and 1997

          (d)  Consolidated Balance Sheet as of                            6
               September 30, 1998 and Consolidated
               Balance Sheet as of December 31, 1997

          (e)  Consolidated Statements of Cash Flows                       7
               for the Nine Months Ending
               September 30, 1998 and 1997

          (f)  Capitalization and Stockholders' Equity                     8
               as of September 30, 1998

          (g)  Notes to Consolidated Financial                             9
               Statements

     Item 2.   Management's Discussion and Analysis of                  9-10
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          11

     Item 6.   Exhibits and Reports on Form 8-K                           11

     Signature                                                            11

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

(a)      Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:





                                                                 For the             For the
                                                          Quarter Ending      Quarter Ending
                                                      September 30, 1998  September 30, 1997
                                                      ------------------  ------------------
     Operating revenue                                        $7,682,087          $8,170,627

     Costs and expenses
          Operating expenses                                   6,800,686           6,784,654
          Interest expenses                                      214,882             194,192

          Total costs and expenses                             7,015,568           6,978,846

     Income from operations                                      666,519           1,191,781

     Other income                                                183,081             158,859

     Income before taxes on income                               849,600           1,350,640

     Provision for taxes on income                               338,000             542,105

     Net income                                                 $511,600            $808,535

          Less preferred dividends                                 --0--               --0--

     Net income applicable to common shares                     $511,600            $808,535

     Earnings per common share (basic & diluted)                   $0.34               $0.54

     Dividends per common share                                  $0.2300              0.2175

     Average common shares outstanding                         1,506,512           1,506,512


     See accompanying notes to financial statements.

(b)  Consolidated Income Statement (Unaudited) - Nine Months Ending:

                                                          For the Nine              For the Nine
                                                         Months Ending             Months Ending
                                                    September 30, 1998        September 30, 1997
                                                    ------------------        ------------------

    Operating revenue                                      $19,285,778              $20,339,562

    Costs and expenses
         Operating expenses                                 17,112,064               17,366,725
         Interest expenses                                     652,775                  593,685

         Total costs and expenses                           17,764,839               17,960,410

    Income from operations                                   1,520,939                2,379,152

    Other income                                               412,260                  325,266

    Income before taxes on income                            1,933,199                2,704,418

    Provision for taxes on income                              772,000                1,085,605

    Net income                                              $1,161,199               $1,618,813

         Less preferred dividends                                --0--                    --0--

    Net income applicable to common shares                  $1,161,199               $1,618,813

    Earnings per common share (basic & diluted)                  $0.77                    $1.07

    Dividends per common share                                 $0.6900                  $0.6525

    Average common shares outstanding                        1,506,512                1,506,512


     See accompanying notes to financial statements.

(c)  Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                         For the Twelve          For the Twelve
                                                          Months Ending           Months Ending
                                                     September 30, 1998      September 30, 1997
                                                     ------------------      ------------------

     Operating revenue                                      $25,764,394             $26,058,787

     Costs and expenses
          Operating expenses                                 22,949,439              22,479,227
          Interest expenses                                     817,186                 736,141

          Total costs and expenses                           23,766,625              23,215,368

     Income from operations                                   1,997,769               2,843,419

     Other income                                               637,163                 496,060

     Income before taxes on income                            2,634,932               3,339,479

     Provision for taxes on income                            1,071,363               1,331,821

     Net income                                              $1,563,569              $2,007,658

          Less preferred dividends                                --0--                   --0--

     Net income applicable to common shares                  $1,563,569              $2,007,658

     Earnings per common share (basic and diluted)                $1.04                   $1.33

     Dividends per common share                                 $0.9075                 $0.8600

     Average common shares outstanding                        1,506,512               1,506,512

     See accompanying notes to financial statements.

(d)  Consolidated Balance Sheet (Unaudited)


                                                            As of               As of
                                               September 30, 1998   December 31, 1997
                                               ------------------   -----------------

     ASSETS
        Plant and equipment                           $62,357,240        $62,256,131
        Depreciation allowance                        (23,481,950)       (22,256,863)
                                                    -------------         ------------
        Net utility plant                              38,875,290         39,999,268


        Construction work in progress                   4,861,027          1,255,260
        Non-utility property                              575,157            583,308
        Current and accrued assets                      7,106,838          7,569,388
        Deferred debits                                 2,390,945          2,253,331
                                                    -------------       ------------
                                                      $53,809,257        $51,660,555
                                                    -------------       ------------
                                                    -------------       ------------

     LIABILITIES
            Capital stock:
            Common - par value $1 per share
            Outstanding 1,506,512 shares                1,506,512          1,506,512

       Surplus:
            Capital surplus                             2,005,352          2,005,352
            Earnings retained in business              12,951,836         12,830,127
                                                    -------------       ------------
       Total capital                                   16,463,700         16,341,991
                                                    -------------       ------------

       Long-term debt:
            First mortgage bonds                        9,000,000          9,000,000
            Other notes                                 2,155,318          2,194,407
                                                    -------------       ------------
       Total long-term debt                            11,155,318         11,194,407
                                                    -------------       ------------

       Current potion long-term debt                       64,000             64,000
       Current and accrued liabilities                  7,085,216          5,439,195
       Deferred taxes                                   4,215,709          4,089,364
       Advances for construction                        5,413,374          5,515,687
       Contribution in aid of construction              6,267,563          6,117,603
       Deferred credits                                 3,144,377          2,898,308
                                                    -------------       ------------
                                                      $53,809,257        $51,660,555
                                                    -------------       ------------
                                                    -------------       ------------

     See accompanying notes to financial statements.

(e)  Consolidated Statements of Cash Flow (Unaudited)

                                                         For the Nine          For the Nine
                                                        Months Ending         Months Ending
                                                   September 30, 1998    September 30, 1997
                                                   ------------------    ------------------

    Cash Flow from Operating Activities:
       Net income                                          $1,161,200            $1,618,813

       Adjustments to reconcile net income to
       net cash provided by operation activities:
       Depreciation and amortization                        1,092,055             1,110,000
       Deferred income tax and ITC                            126,345                 7,305

       Change in assets and liabilities:
       Customers receivable                                  (357,993)             (493,455)
       Other receivable                                        50,511              (816,177)
       Materials and supplies                                   6,000                 4,323
       Accounts payable                                       567,444               945,957
       Income taxes payable                                    94,169               900,125
       Deferred credits                                       742,498               277,323
       Other                                                 (156,049)              118,125
                                                          -----------            ----------
    Net Cash Provided by Operating Activities               3,326,180             3,672,339
                                                          -----------            ----------

    Cash Flows from Investing Activities:
       Capital expenditures                                (3,706,876)           (2,289,414)
                                                          -----------            ----------
    Net Cash used for Investing Activities                 (3,706,876)           (2,289,414)
                                                          -----------            ----------

    Cash Flows from Financing Activities:
       Proceeds from contributions in aid of
        construction & advances                                47,647               245,840
       Repayment of long-term debt                            (39,089)             (811,182)
       Dividends paid                                      (1,039,490)             (979,262)
       Current portion long-term debt                                              (791,000)
       Proceeds from interim debt                               --0--               950,000
                                                          -----------            ----------
    Net Cash used by Financing Activities                  (1,030,932)           (1,385,604)
                                                          -----------            ----------
    Net Increase (Decrease) in Cash                       ($1,411,628)              ($2,679)

    Cash at Beginning of Year                               2,137,339               708,817
                                                          -----------            ----------
    Cash at End of Year                                      $725,711              $706,138
                                                          -----------            ----------
                                                          -----------            ----------


     See accompanying notes to financial statements.

(f)             Capitalization and Stockholders' Equity (Unaudited)

                                                                                As of
                                                                   September 30, 1998
                                                                   ------------------

      Debt:
        Long-term debt                                                    $11,219,318
        Current sinking fund requirements                                     (64,000)
                                                                          -----------
      Total debt maturing in more than twelve months                      $11,155,318
                                                                          -----------
                                                                          -----------

      Deferred credits                                                     $3,144,377
                                                                          -----------

      Stockholder's equity:                    Shares
                                              issued or
                                             outstanding     Amount
                                             -----------     ------

      Common stock $1 par value                 1,506,512                  $1,506,512
      Capital in excess of par value                                        2,005,352

      Retained earnings:
        Balance at beginning of current fiscal year         $12,830,127
        Net income                                            1,161,199
        Cash dividends:
        Common stock @ $0.69                                 (1,039,490)
                                                            ------------
      Balance at end of interim period                                     12,951,836
                                                                          -----------
      Total stockholder's equity                                          $16,463,700
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage to provide prospective information about their companies without fear of litigation so long as the statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements.

         Certain statements in this Form 10-Q are forward-looking and, as such, involve risk and uncertainty. Uncertainties arise from management estimates about weather, environmental issues, legal contingencies and other matters which management cannot predict or outside of their control, such as Y2K compliance by the Company's vendors. Actual results may vary from those projected or implied. This Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K which includes: consolidated financial statements and footnote disclosures prepared in accordance with generally accepted accounting principles; management's discussion and analysis of financial condition and results of operations; and a detailed description of the Company's business.

         RESULTS OF THIRD QUARTER OPERATIONS

         For the quarter ended September 30, 1998, earnings per share were $0.34, compared to $0.54 in the same period in 1997. Revenues for the quarter ended September 30, 1998, were $7,682,087 and net income was $511,600, compared to revenues of $8,170,627 and net income of $808,535 for the same period last year.

         Earnings per share for the first nine months of 1998 were $0.77, which compared with $1.07 last year. Revenues for the nine months ended September 30, 1998, were $19,285,778 and net income was $1,161,199, compared to revenues of $20,339,562 and net income of $1,618,813 for the same period last year.

         For the twelve months ended September 30, 1998, earnings per share were $1.04, compared to $1.33 in the same period in 1997. Revenues for the twelve months ended September 30, 1998 were $25,764,394 and net income was $1,563,569, compared to revenues of $26,058,787 and net income of $2,007,658 for the same period last year.

         Operation's performance was impacted by several independent and isolated factors, among them higher water costs experienced during routine system improvements. The Company made significant investment in rehabilitation of its wells to improve ground water pumping capacity. During the rehabilitation projects, water costs increased because the cost of purchased water is greater than that of pumped water.

         Administrative expenses increased as the Company reorganized into strategic business units, which enhances service and enables the Company to meet growth objectives.

         Increased water costs and administrative expenses, coupled with lower revenues resulting from a shortfall in sales to business and industrial accounts in the third quarter, principally account for lower profit this quarter.

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

         In March 1998, the California Public Utilities Commission (CPUC) ordered all regulated utilities to furnish information related to the CPUC's investigation into the existing standards and policies of the CPUC regarding drinking water quality. The Company complied with the CPUC's order by September 11, 1998.

         WATER SUPPLY

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

         YEAR 2000 UPDATE

         READINESS:  Dominguez established earlier this year a Year 2000
         (Y2K) team to assess Y2K preparedness issues and ensure Y2K business system compliance. Additionally, Dominguez has developed and is in the process of implementing a long range technology plan that includes computer system assessments and upgrades.

         Generally, all major information systems and technology are centralized at Dominguez' Long Beach headquarters. Several years ago, Dominguez transitioned from a central mini computer with "dumb" terminal units to personal computers and function-specific servers with integration via a local area network. To date, this transition has progressed to the current fully integrated system-from customer billing and accounting to human resources and electronic mail-throughout all Dominguez' locations.

         Dominguez' Information Systems department has inventoried its various software programs and obtained Y2K compliance letters from all but two of its software vendors. The modifications required to make the two systems compliant have been identified and are in progress.

         Lastly, Dominguez has identified and is in the process of contacting suppliers and vendors with whom it has a material business relationship in order to assess their Y2K preparedness, as well as obtain compliance letters from them. The purpose of these contacts is to determine that suppliers and vendors will not encounter Y2K problems that may disrupt Dominguez' business processes. To date, Dominguez is in the process of obtaining Y2K compliance assurances from its two major suppliers-Metropolitan Water District of Southern California and Southern California Edison-as well as working to resolve all other outstanding vendor-supplier issues. Dominguez has also surveyed all of its operating districts to assess specific needs with each district.

         COSTS: To date, Y2K preparedness costs have been immaterial. Additionally, neither information systems nor other technology projects have been deferred as a result of Y2K efforts.

         RISKS: OPERATIONS. The greatest risk posed by Y2K is that the primary water supply source of Dominguez' operating units may be interrupted and prevent them from supplying water to their customers. This may occur as a result of wholesale suppliers (i.e. Metropolitan Water District) being unable to provide water to Dominguez or power sources being unavailable for Dominguez to operate it wells. Another risk Dominguez confronts is that it may not be able to generate customer bills if the billing system fails due to Y2K or power sources are not available. At this time, Dominguez is unable to estimate the potential financial impacts of the risk scenarios described, which could be material.

         LEGAL. Dominguez is evaluating the increased risk of litigation due to potential Y2K problems and its insurance policies to determine if additional actions and insurance coverage are warranted.

         CONTINGENCY PLANS:   Dominguez is in the process of preparing
         contingency plans for all of its districts to ensure continued water service to customers in the event of primary water sources are interrupted. Dominguez already maintains in all of its service areas portable auxiliary power generators which can be used to supply power to operate wells in the event of the primary power source is interrupted. In its South Bay district, Dominguez maintains emergency water connections with adjacent water purveyors, which could be utilitized as a alternative water source supply in the event of either a primary water supply source or primary power interruption.

         Dominguez and its subsidiaries are also in the process of identifying high profile water customers such as hospitals and preparing contingency plans for continued water service in the event of a Y2K disruption.

         STRATEGIC GROWTH PLAN

         The Company received regulatory approval on November 5, 1998 for its two previously announced northern California acquisitions, and to complete those transactions by year-end. These acquisitions will serve as the backbone of the Company's newest operating subsidiary, Redwood Valley Water Company, which will provide the vehicle for the Company's continued growth and expansion in northern California.

         DIVIDEND INCREASED

         The Board of Directors has declared the Company's 143rd consecutive quarterly dividend at $0.23 per share on common stock, to be paid on December 15, 1998, to shareholders of record as of December 1, 1998.

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

                                           DOMINGUEZ SERVICES CORPORATION

Date:  November 11, 1998                   By:  /S/ John S. Tootle
     --------------------------------         ----------------------------
                                              John S. Tootle
                                              CFO, Vice-President Finance