Form 10-K405
period 1998-12-31
DOMINGUEZ SERVICES CORP
filed 1999-03-26
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Fiscal Year Ended DECEMBER 31,1998 Commission file number 0-18677

                         DOMINGUEZ SERVICES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         California                                          33-0391161
-------------------------------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer identification no.)
 incorporation or organization)

  21718 South Alameda Street, Long Beach, California                  90810
-------------------------------------------------------------------------------
(Address of principal executive offices)                              Zip Code)

Registrant's telephone number, including area code       (310) 834-2625
                                                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                           ON WHICH REGISTERED
         -------------------                                           -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
         Yes  X    No
             ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

         Common Shares average bid price of $28.125 on March 19, 1999.

                          AGGREGATE MARKET VALUE $29,692,322

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                           MARCH 19, 1999 - 1,560,979 SHARES

                                     (There are 52 pages in this 10-K)

                                    PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as defined in the Reform Act) made by or on behalf of the Company in this Annual Report. Any statements that express such statements are often, but not always, expressed with phrases such as expectations, beliefs, plans, objectives, assumptions, or future events or performance, through the use of words or phrases such as "anticipate," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company, and could cause actual results to differ materially from those contained in forward-looking statements:

      - prevailing governmental policies and regulatory actions, including those of the Commission, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of balancing account, and present or prospective competition;
      - economic and geographic factors including political and economic risks;
      - changes in and compliance with environmental and safety laws and policies;
      -     water supply and weather conditions;
      -     customer growth rate;
      -     Year 2000 issues:
         -  delays or change in costs of Year 2000 compliance;
         - failure of major suppliers, customers or others with whom the Company does business to resolve their own Year 2000 issues on a timely basis;
      -     changes in tax rates or policies or in rates of inflation;
      - unanticipated changes in operating expenses and capital expenditures; - capital market conditions;
      -     competition for non-regulatory opportunities; and
      - legal and administrative proceedings and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

GENERAL

Dominguez Services Corporation (the Company) is a holding company created in 1990 through an Agreement of Merger with Dominguez Water Company. The Company's principal business is the ownership of all the common stock of Dominguez Water Company. The holding company structure provides operational and financial flexibility and allows the Company to engage in non-utility activities. The Company has two wholly-owned subsidiaries: Dominguez Water Company and its operating subsidiaries (Dominguez,) which is involved in regulated water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments. A detail description of the regulated and non-regulated businesses is contained in
Item 8, Financial Statements and Supplementary Data, Note 17.

Dominguez and its operating subsidiaries are regulated by the California Public Utilities Commission (the Commission) and, as such, they must obtain the Commission's approval to increase water rates to recover increases in operating expenses and authorization to include reinvested capital in ratebase. Most variations in revenues are due to weather conditions and the water usage of major industrial customers.

Dominguez is comprised of its principal division, (the South Bay Division,) and its operating subsidiaries, the Kern River Valley Water Company, the Antelope Valley Water Company and Redwood Valley Water Company (collectively referred to as the "Subsidiaries"). The South Bay Division has been providing water service for more than 87 years to its customers. Currently, the South Bay Division serves approximately 32,524 customers in a 35 square mile area including most of Carson, one-quarter of Torrance, and parts of Compton, Long Beach, Los Angeles, Los Angeles County, and Harbor City. The Kern River Valley Water Company and the Antelope Valley Water Company provide water service to approximately 4,099 and 1,259 customers, respectively.

Dominguez organized the Redwood Valley Water Company in 1998 to acquire certain water companies located in northern California. During 1998, Dominguez received Commission approval to acquire the assets of the Lucerne Water Company, with 1,242 customers located in Lake County in northern California and the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, with 370 total customers, located in Sonoma County in northern California. On January 1, 1999, Dominguez completed the acquisitions of these companies and took over operations under the name of Redwood Valley Water Company.

DSC Investments is primarily engaged in the transfer of water rights between third parties. Income from the transfers of water rights may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Groundwater Basins. DSC Investments also has a twenty percent ownership interest in Chemical Services Company (CSC) with an option to acquire an additional 40% through the year 2001. CSC manufactures and distributes chlorine generators used in the water and wastewater industry to produce safe on-site chlorine.

OPERATIONS

In 1998, Dominguez supplied 11,569 million gallons of water to 37,882 customers, compared to 12,362 million gallons of water to 37,636 customers in 1997. Although Dominguez has a diversified customer base, a substantial portion, 50% in 1998 and 49% in 1997, of sales were derived from business and industrial usage. Furthermore, a single customer, a refinery, accounted for 34% of these business and industrial sales in 1998, and for 33% in 1997.

THE MERGER

         On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and CWS Utility Services, pursuant to which the Company's operations would have been merged into Cal Water. Under the terms of the Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would have been converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board of Directors (Board) received the opinion of its financial advisor, PaineWebber Inc., that this exchange ratio was fair to the shareholders of the Company's common stock from a financial point of view.

         On March 16, 1999, the Company announced that it had received an unsolicited proposal from American States Water Company (ASWC) offering to acquire all of the Company's outstanding common stock in a stock-for-stock merger. Under the ASWC proposal, each share of the Company's common stock would have been converted into the right to receive a number of ASWC shares intended to provide $32.50 of value for each of the Company's shares. The ASWC proposal also provided for a collar pursuant to which the minimum and maximum conversion ratios would be 1.11 and 1.35 ASWC shares for each Company share. The Company's financial advisor advised the Company's Board that this proposal was more favorable to the Company's shareholders than the terms of the Merger Agreement.

         On March 22, 1999, the Company and CWSG executed an amendment to the Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         The Company expects that the proposed merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock trade under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over
1.5 million people in 58 California communities.

         The completion of the proposed merger depends on a number of conditions being met as stated in the Merger Agreement, including: 1) Company shareholders must approve the Merger Agreement, 2) the Company and CWSG must receive all required regulatory approvals and any waiting periods required by law must have passed, which the Company expects to occur in the last quarter of 1999, and 3) the independent accountants must opine that the merger will qualify for "pooling of interest" accounting treatment.

         If the conditions of the Merger Agreement are not satisfied or if either the Company or CWSG decide not to complete the merger, certain payments are required under the terms of the Merger Agreement. If the merger is not consummated due to certain actions by the Company relating to alternative transactions, the Company will pay CWSG liquidated damages in the amount of $1.5 million. If the merger is not consummated, and, within 24 months of the effective date of the termination of the Merger Agreement, the Company consummates another merger, consolidation or similar transaction that is superior to the merger, the Company will pay to CWSG $1.2 million in liquidated damages (in addition to the $1.5 million discussed above).

         The Merger Agreement states that it may be terminated by the Company if the Board determines based on the advice of its financial advisor that the terms of the competing proposal are more favorable to the Company's shareholders. The Merger Agreement further states, however, that it may not be terminated under these circumstances by the Company until at least five business days after the Company has provided written notice to CWSG that the Company's Board has determined that a competing transaction is a "Superior Proposal," as defined in the Merger Agreement.

         The Company does not know at this time if it will receive any additional proposals from ASWC or any other company that will be superior to the terms of the amended Merger Agreement. If the Company were to terminate the Merger Agreement to enter into a transaction with another company, it could be obligated to pay CWSG liquidated damages as described above.

         The Company will hold a special meeting of shareholders to consider and vote upon the Merger Agreement.

WATER SUPPLY

Dominguez obtains its water supplies from its own groundwater wells plus two water wholesalers of imported water.

All Dominguez service areas obtain either a portion or all of their supply from groundwater wells. The quantity that the South Bay Division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins which are managed by a court-appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. Dominguez expects to commit funds up to $2,000,000 by December 1999 to construct recycled water facilities in its South Bay Division service area.

In 1998, the Water Replenishment District of Southern California (WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, awarded a grant to Dominguez of $1,820,000. Dominguez received the first of its two payments for $910,000 in 1998 and used approximately $670,000 to offset the cost of purchasing higher-priced imported water in lieu of pumping its groundwater rights. The balance of the funds, approximately $1,150,000, will be used to meet Dominguez' expected $2,000,000 commitment in recycled water facilities, leaving a balance of $850,000 funded by Dominguez.

The South Bay Division and Leona Valley service area of Antelope Valley Water Company purchase water from wholesalers to supplement groundwater. The South Bay Division purchases imported water from the Metropolitan Water District
(MWD) of southern California through West Basin. The Leona Valley service area purchases its imported water from the Antelope Valley - East Kern Water Agency (AVEK). Both of these wholesale suppliers obtain water from the California State Water Project (SWP), and MWD also obtains water from the Colorado River.

Long-term imported water supplies depend upon several factors. Dominguez' future dependency on imported water will be subject to the availability and usage of recycled water in the region as well as customer's long-term water conservation efforts. Dominguez has and will continue to promote long-term water conservation efforts and will advance the use of recycled water.

Dominguez anticipates that recycled water will be available for its largest customer from West Basin by December 1999. The availability of recycled water will reduce the South Bay Division's demand for imported water, the availability of which may be uncertain in the future. Reduced imported water supplies and annual population growth could create future drought conditions in Southern California; however, Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the South Bay Division service area.

Legislative actions continue to play a role in the long-term availability of water for southern California. The amount of SWP water available from northern California and water imported from the Colorado River may be significantly reduced around the beginning of the next century. Even with the use of recycled water and continuing conservation efforts, future drought conditions may require water rationing by all water agencies and purveyors, including Dominguez.

WATER QUALITY

         Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

Since mid-1997, Dominguez has been participating with many other large water companies in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1998, Dominguez expended $1,733,000 on water supply improvements. In 1999, Dominguez anticipates spending $3,388,000 for water supply capital improvements.

REGULATORY AFFAIRS

         In March 1998, the Commission instituted its own proceeding (Investigation 98-03-013) to investigate whether existing standards and policies of the Commission regarding drinking water quality adequately protect the public health and safety with respect to contaminants such as Volatile Organic Compounds, Perchlorate, and MTBE, and whether those standards and policies are being uniformly complied with by Commission-regulated utilities. The Commission investigation appears to be in response to class action civil lawsuits naming as defendants other Commission-regulated water utilities. Dominguez filed its responses in a timely manner and believes that such responses clearly show that Dominguez has and continues to comply with state and federal water quality standards. Dominguez cannot predict the outcome of this proceeding or any impact to the Company.

         In October 1997, the Commission instituted its own proceeding to set rules and provide guidelines for the acquisition and merger of water companies. This proceeding was initiated to develop guidelines necessary to implement a new law, referred to as Senate Bill 1268, requiring the Commission to use the standard of fair-market value when establishing the ratebase value for the acquired distribution system assets of a public water system. Dominguez participated with the Commission staff in workshops. Commission staff and all Class A utilities had reached an agreement on guidelines. Dominguez believes that the new law and the Commission's guidelines will benefit Dominguez in its acquisition of small water systems.

         In October 1997, the Commission also instituted its own rulemaking proceeding to develop rules for public-private partnerships. Dominguez participated with the Commission staff in workshops; however, all participants failed to reach a settlement and develop necessary guidelines. The Commission is scheduled to hold hearings in 1999.

         During 1998, Dominguez received the Commission's approval to acquire the assets of the Lucerne Water Company, an investor-owned water system serving 1,242 customers, in exchange for 42,092 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Ratebase for the acquired assets was set at $713,000, resulting in an additional credit of $262,000 to be recorded in paid in capital.

         Also in 1998, Dominguez received Commission approval to acquire the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, investor-owned water systems serving 60 and 310 customers respectively, in exchange for 12,375 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Rate base for the acquired assets was set at $188,000, resulting in an additional credit of $55,000 to be recorded in paid in capital.

         In the first quarter of 1999, the Company filed a joint application with CWSG to approve the merger of their regulated utility companies (see "THE MERGER" above).

         In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The applications request a cumulative rate increase of $5,872,000, based on a requested return on equity of 10.66% for test year 2000, 10.73% for year 2001, and an attrition allowance for the year 2002. Dominguez and its subsidiaries anticipate that the new rates will be effective January 1, 2000. There can be no assurance, however, as to the amount of any rate increases that the Commission will approve.


NON-UTILITY SUBSIDIARY OPERATIONS

DSC Investments invested $350,000 in CSC on December 20, 1996 and acquired a twenty percent equity ownership with the option to acquire an additional forty percent through the year 2001. Under the investment agreements, the Company is obligated to provide working cash and long-term financing to CSC for the leasing of chlorine generators, subject to the financial condition of CSC. During 1998, the Company terminated its loan agreement with CSC. CSC executed a one-year promissory note for $100,000 with the Company. The Company agreed to subordinate the note to CSC's commercial lender and CSC agreed to release the Company of any future obligation to lend additional funds to CSC. The Company accounts for the CSC investment under the equity method.

On April 26, 1996, the Company sold the remaining assets of Hydro-Metric Service Corporation to a former employee in exchange for a two-year note. The loan was paid in full as of April 1998. The sale resulted in a net gain of $39,000.

During 1998, DSC Investments facilitated transfers of water right leases between third parties, adding $549,000 to the Company's revenue. The future income from the transfer of water right leases will depend upon the need to pump groundwater by major industrial users and water purveyors.


EMPLOYEE RELATIONS

As of December 31, 1998, the Company had a total of 70 employees in utility and non-utility operations. None of the employees is represented by a labor organization, and there has never been a work stoppage or interruption due to a labor dispute. In general, wages, hours, and conditions of employment are equivalent to those found in the industry. Dominguez considers its relations with its employees to be excellent. All employees receive paid time off. Dominguez provides and pays the cost of group life, disability, medical and dental insurance, as well as pensions, for its employees.


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

Primarily the Company is comprised of facilities to pump and distribute both groundwater and purchased water to residential, commercial, and industrial customers. As of December 31, 1998, the Company has invested $8,852,000 in water supply, $23,483,000 in distribution, and $2,820,000 in other operating facilities. Company believes that its current facilities are adequate to meet customer demand, subject to the addition of capital facilities as the system requires.

Substantially all of the property of Dominguez is subject to the lien of the Trust Indenture dated August 1, 1954, as supplemented and amended, to Chase Manhattan Bank and Trust Company, N.A., as Trustee, securing the two outstanding series of Dominguez' First Mortgage Bonds.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is routinely involved in legal actions. The Company does not believe these matters will have a material adverse effect, if any, on its financial position or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          (a)   MARKET PRICE FOR COMMON SHARES


                                            1998       HIGH           LOW
                                                       ----           ---
                                   First Quarter       $23.125        $18.500
                                  Second Quarter        19.500         17.000
                                   Third Quarter        23.500         17.500
                                  Fourth Quarter        31.250         21.250


                                            1997       HIGH           LOW
                                                       ----           ---
                                   First Quarter       $16.333        $15.000
                                  Second Quarter        17.333         15.667
                                   Third Quarter        17.667         15.333
                                  Fourth Quarter        21.500         17.000

Adjusted to reflect 3-for-2 stock split effected January 1998.

                   (b)     APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES

                           The Nasdaq Stock Market maintenance standards require that Nasdaq National Market companies have at least 400 shareholders of round lots. As of December 31, 1998, the Company complied with the standard with 313 common shareholders of record and more than 659 beneficial shareholders, who have elected to hold their shares in street name.

                   (c)     DIVIDENDS DECLARED


                               Dividend Declared       1998           1997
                                                       ----           ---
                                   First Quarter      $0.2300      $0.2175
                                  Second Quarter       0.2300       0.2175
                                   Third Quarter       0.2300       0.2175
                                  Fourth Quarter       0.2300       0.2175


    Adjusted to reflect 3-for-2 stock split effected January 1998.

                   (d)     DIVIDEND RESTRICTION

                           The Company's available dividends to its shareholders are substantially dependent on the availability of dividends from Dominguez to the Company. Under the terms of its long-term debt agreements, Dominguez is limited in its payment of dividends (other than stock dividends) on all classes of stock to the net income accrued subsequent to December 31, 1992, plus the sum of $3,000,000. The approximate unrestricted earnings available for dividend payments amounted to $6,500,000 as of December 31, 1998.

                  (e)      NEW SHARES ISSUED DURING 1999

                           In January 1999, the Company issued 54,467 shares of its common stock in connection of its acquisition of certain water companies. The Company stock issued was exempted from registration under the Security Act of 1933 pursuant to Sec. 5(2) of the Act and or regulation D promulgated under the Act.

ITEM 6.  SELECTED FINANCIAL DATA.




                                                                         ELEVEN YEAR STATISTICAL REVIEW
FOR THE YEARS ENDED DECEMBER 31,                    1998          1997          1996           1995         1994          1993
                                                 ----------    ----------    ----------    ----------    ----------    ----------
SUMMARY OF OPERATIONS:  (Dollars in Thousands)
Operating revenue                                $   25,267    $   26,818    $   24,705    $   25,486    $   23,569    $   22,193
Operating expenses (before taxes)                    22,128        22,652        20,745        21,376        19,419        18,139
Other taxes                                             566           552           448           455           432           406
Other expenses                                           66            40            33             7            29            20
Other income                                           (718)         (590)         (475)         (165)         (297)         (353)
Interest cost                                           870           758           659           683           714           732
Income taxes                                            932         1,385         1,314         1,177         1,340         1,243
Income before extraordinary item                      1,423         2,021         1,981         1,953         1,932         2,006
Extraordinary item, net of tax                          499          --            --            --            --            --
Net income                                              924         2,021         1,981         1,953         1,932         2,006
Dividends paid                                        1,386         1,306         1,247         1,170         1,110         1,070
Reinvested in the business                             (462)          715           734           783           822           936

PER COMMON SHARE DATA: *
Earnings-Before extraordinary item               $     0.94    $     1.34    $     1.31    $     1.29    $     1.28    $     1.33
Earnings-Basic and diluted                       $     0.61    $     1.34    $     1.31    $     1.29    $     1.28    $     1.33
Dividends                                        $     0.92    $     0.87    $     0.83    $     0.77    $     0.73    $     0.71
Payout percentage                                    150.82%        64.68%        63.00%        60.00%        57.50%        53.50%
Book value                                       $    10.54    $    10.85    $    10.37    $     9.89    $     9.35    $     8.82
Return on common equity (average)                      5.70%        12.60%        13.00%        13.40%        14.10%        15.60%
Year end market price                            $    28.00    $    21.50    $    15.00    $    12.33    $    11.17    $    14.00
Market to book ratio at year-end                     265.60%       198.20%       144.60%       124.70%       119.40%       158.70%
Number shares outstanding                         1,506,512     1,506,512     1,506,512     1,506,512     1,506,512     1,506,512

BALANCE SHEET DATA: (Dollars in Thousands)
Gross utility plant                              $   68,701    $   63,510    $   60,069    $   57,271    $   55,406    $   52,260
Net utility plant                                    49,724        46,020        43,544        41,358        40,022        37,977
Non-utility plant                                       101           110            49            67            67            51
Total assets                                         52,635        51,661        46,875        45,295        44,652        42,662

CAPITALIZATION: (Dollars in Thousands)
Long-term debt                                   $   11,217    $   11,194    $    7,036    $    7,273    $    7,326    $    7,493
Preferred stock                                        --            --            --              98            98            98
Common equity                                        15,879        16,341        15,626        14,896        14,092        13,284
Total capitalization                                 27,096        27,535        22,662        22,267        21,516        20,875
Interim debt                                            450          --             800          --            --            --

CAPITALIZATION RATIOS:
Long-term debt                                        41.40%        40.65%        31.00%        32.70%        34.00%        35.90%
Preferred stock                                        --            --            --            0.40%         0.50%         0.50%
Common equity                                         58.60%        59.35%        69.00%        66.90%        65.50%        63.60%
Total                                                100.00%       100.00%       100.00%       100.00%       100.00%       100.00%

OTHER UTILITY STATISTICS:
Customers at year-end                                 37,882       37,636        36,882        36,739        36,371       36,107


For the years ended December 31,                           1992            1991            1990            1989            1988
                                                       -----------     -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS:  (Dollars in Thousands)
Operating revenue                                      $    21,813     $    18,706     $    19,139     $    20,359     $    19,409
Operating expenses (before taxes)                           18,327          15,677          15,869          16,885          16,054
Other taxes                                                    397             323             321             330             320
Other expenses                                                  17              32              41              18              51
Other income                                                   (85)            (73)           (186)            (38)            (64)
Interest cost                                                  586             606             633             577             569
Income taxes                                                 1,031             807           1,087           1,110           1,050
Income before extraordinary item                             1,540           1,334           1,374           1,507           1,429
Extraordinary item, net of tax                                --              --              --              --              --
Net income                                                   1,540           1,334           1,374           1,507           1,429
Dividends paid                                               1,009             989             965             940             884
Reinvested in the business                                     531             345             409             567             545

PER COMMON SHARE DATA: *
Earnings-Before extraordinary item                     $      1.02     $      0.88     $      0.91     $      0.98     $      0.95
Earnings-Basic and diluted                             $      1.02     $      0.88     $      0.91     $      0.98     $      0.95
Dividends                                              $      0.67     $      0.65     $      0.64     $      0.61     $      0.57
Payout percentage                                            65.40%          74.20%          70.10%          62.60%          60.60%
Book value                                             $      8.19     $      7.85     $      7.60     $      7.32     $      6.72
Return on common equity (average)                            12.80%          11.40%          12.20%          14.00%          14.50%
Year end market price                                  $     10.83     $     10.00     $      9.50     $      9.83     $     10.00
Market to book ratio at year-end                            132.20%         127.40%         125.00%         134.30%         148.80%
Number shares outstanding                                1,506,512       1,506,512       1,497,555       1,497,555       1,469,430

BALANCE SHEET DATA: (Dollars in Thousands)
Gross utility plant                                    $    51,037     $    50,161     $    46,710     $    45,205     $    41,536
Net utility plant                                           37,511          33,793          31,713          31,233          28,714
Non-utility plant                                              105             105             104             101              93
Total assets                                                40,275          39,596          37,477          36,513          33,516

CAPITALIZATION: (Dollars in Thousands)
Long-term debt                                         $     7,657     $     3,829     $     3,766     $     4,059     $     4,583
Preferred stock                                                 98              98             126             142             784
Common equity                                               12,348          11,817          11,383          10,968           9,877
Total capitalization                                        20,103          15,744          15,275          15,169          15,244
Interim debt                                                  --             3,375           2,725             950            --

CAPITALIZATION RATIOS:
Long-term debt                                               38.10%          24.30%          24.70%          26.80%          30.10%
Preferred stock                                               0.50%           0.60%           0.80%           0.90%           5.10%
Common equity                                                61.40%          75.10%          74.50%          72.30%          64.80%
Total                                                       100.00%         100.00%         100.00%         100.00%         100.00%

OTHER UTILITY STATISTICS:
Customers at year-end                                       36,043          35,949          34,444          34,189          32,765



For the years ended December 31,                    1998          1997          1996           1995         1994          1993
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Water sales (millions of gallons)                     11,569       12,362        11,481        12,371        12,071       11,359
Average revenue per customer                     $    650.22   $   688.10    $   650.92    $   665.70   $    619.90   $   561.27
Utility employees                                         70           73            77            78            76           75


For the years ended December 31,                           1992            1991            1990            1989            1988
                                                       -----------     -----------     -----------     -----------     -----------
Water sales (millions of gallons)                           11,731          10,906          12,957          13,339          13,237
Average revenue per customer                           $    481.35     $    423.35     $    490.32     $    501.95     $    520.58
Utility employees                                               69              71              64              56              51

* Adjusted to reflect 3-for-2 stock split effected January, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FORWARD-LOOKING STATEMENT
         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as defined in the Reform Act) made by or on behalf of the Company in this Annual Report. Any statements that express such statements are often, but not always, expressed with phrases such as expectations, beliefs, plans, objectives, assumptions, or future events or performance, through the use of words or phrases such as "anticipate," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," are not statements of historical facts and may be forward-looking.

         Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company, and could cause actual results to differ materially from those contained in forward-looking statements:

         - prevailing governmental policies and regulatory actions, including those of the Commission, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of balancing account, and present or prospective competition;
         - economic and geographic factors including political and economic risks;
         - changes in and compliance with environmental and safety laws and policies;
         -        water supply and weather conditions; - customer growth rate;
         -        Year 2000 issues:
              -   delays or change in costs of Year 2000 compliance;
              - failure of major suppliers, customers or others with whom the Company does business to resolve their own Year 2000 issues on a timely basis;
         -        changes in tax rates or policies or in rates of inflation;
         - unanticipated changes in operating expenses and capital expenditures;
         -        capital market conditions;
         -        competition for non-regulatory opportunities; and
         - legal and administrative proceedings and settlements that influence the business and profitability of the Company.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.


         GENERAL
         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and with the Eleven Year Statistical Review in this report. A description of the regulated and non-regulated businesses is contained in Note 17 of Notes to Consolidated Financial Statements.

         Dominguez Services Corporation (the Company) has two wholly-owned subsidiaries: Dominguez Water Company and its operating subsidiaries (Dominguez,) which is involved in regulated water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments.

         Dominguez and its operating subsidiaries are regulated by the California Public Utilities Commission (the Commission) and, as such, they must obtain the Commission's approval to increase water rates to recover increases in operating expenses and authorization to include reinvested capital in ratebase. Most variations in revenues are due to weather conditions and the water usage of major industrial customers.

         Dominguez is comprised of its principal division, (the South Bay Division), and its operating subsidiaries, the Kern River Valley Water Company, the Antelope Valley Water Company and Redwood Valley Water Company (collectively referred to as the "Subsidiaries"). The South Bay Division has been providing water service for more than 87 years to its customers. Currently, the South Bay Division serves approximately 32,524 customers in a 35 square mile area including most of Carson, one-quarter of Torrance, and parts of Compton, Long Beach, Los Angeles, Los Angeles County, and Harbor City. The Kern River Valley Water Company and the Antelope Valley Water Company provide water service to approximately 4,099 and 1,259 customers, respectively.

         Dominguez organized the Redwood Valley Water Company in 1998 to acquire certain water companies located in northern California. During 1998, Dominguez received Commission approval to acquire the assets of the Lucerne Water Company, with 1,242 customers located in Lake County in northern California and the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, with 370 total customers, located in Sonoma County in northern California. On January 1, 1999, Dominguez completed the acquisitions of these companies and took over operations under the name of Redwood Valley Water Company.

         DSC Investments is primarily engaged in the transfer of water rights between third parties. Income from the transfers of water rights may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Groundwater Basins. DSC Investments also has a twenty percent ownership interest in Chemical Services Company (CSC) with an option to acquire an additional 40% through the year 2001. CSC manufactures and distributes chlorine generators used in the water and wastewater industry to produce safe on-site chlorine.

         THE MERGER
         On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and CWS Utility Services, pursuant to which the Company's operations would be merged into Cal Water. Under the terms of the Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would have been converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board of Directors (Board) received the opinion of its financial advisor, PaineWebber Inc., that this exchange ratio was fair to the shareholders of the Company's common stock from a financial point of view.

         On March 16, 1999, the Company announced that it received an unsolicited proposal from American States Water Company (ASWC) offering to acquire all of the Company's outstanding common stock in a stock-for-stock merger. Under the ASWC proposal, each share of the Company common stock would be converted into the right to receive a number of ASWC shares that would be intended to provide $32.50 of value for each of the Company shares. The ASWC proposal also provided for a collar pursuant to which the minimum and maximum conversion ratio would be 1.11 and 1.35. The Company's financial advisor advised the Company's that this proposal was more favorable to the Company's shareholders than the terms of the Merger Agreement.

         On March 22, 1999, the Company and CWSG executed an amendment to the Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares which is intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         The Company expects that the merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock trade under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over 1.5 million people in 58 California communities.

         The completion of the merger depends on a number of conditions being met as stated in the Merger Agreement, including: 1) Company shareholders must approve the Merger Agreement, 2) the Company and CWSG must receive all required regulatory approvals and any waiting periods required by law must have passed, which the Company expects to occur in the last quarter of 1999, and 3) the independent accountants must opine that the merger will qualify for "pooling of interest" accounting treatment.

         If the conditions of the Merger Agreement are not satisfied or if either the Company or CWSG decide not to complete the merger, certain payments are required under the terms of the Merger Agreement. If the merger is not consummated due to certain actions by the Company relating to alternative transactions, the Company will pay CWSG liquidated damages in the amount of $1.5 million. If the merger is not consummated, and, within 24 months of the effective date of the termination of the Merger Agreement, the Company consummates another merger, consolidation or similar transaction that is superior to the merger, the Company will pay to CWSG $1.2 million in liquidated damages (in addition to the $1.5 million discussed above).

         The Merger Agreement states that it may be terminated by the Company if the Board determines based on the advice of its financial advisor that the terms of the competing proposal are more favorable to the Company's shareholders. The Merger Agreement further states, however, that it may not be terminated under these circumstances by the Company until at least five business days after the Company has provided written notice to CWSG that the Company's Board has determined that a competing transaction is a "Superior Proposal," as defined in the Merger Agreement.

         The Company does not know at this time if it will receive any additional proposals from ASWC or any other company that will be superior to the terms of the amended Merger Agreement. If the Company were to terminate the Merger Agreement to enter into a transaction with another company, it could be obligated to pay CWSG liquidated damages as described above.

         The Company will hold a special meeting of shareholders to consider and vote upon the Merger Agreement.

         RESULTS OF OPERATIONS 1998 COMPARED TO 1997
         Operating revenue totaled $25,267,000 for 1998, a decrease of $1,551,000, or 5.8%, from the $26,818,000 recorded for 1997. The decrease in revenue is due to a reduction in water sales. Consumption by residential and multi-family customers was reduced by 6.2% and by business-industrial customers by 5.0%.

         Operating expenses before taxes decreased by $524,000, or 2.3%, compared to 1997. Operating expenses are comprised of several different components, including purchased and pumped water costs, operations and maintenance expenses and depreciation expense. Operations and maintenance expenses, and depreciation expense increased in 1998 by $293,000, or 4.2%, and $98,000, or 7.3%, respectively. However, the cost to pump and purchase water decreased by a combined total of $915,000, or 6.4%. This is primarily attributed to lower sales and a resulting decrease in production costs. During 1998, the Company received a grant from the Water Replenishment District of Southern California (WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, of which approximately $390,000 decreased production costs. The reduction in cost would have been greater if several wells were not out of service for rehabilitation. While the wells were not in service, higher priced purchased water was supplied to our customers.

         Other income increased by $102,000, or 19%, due to increased activity in the transfer of water right leases and operating contracts.

         Interest costs increased by $112,000, or 15%, due to a new bond issuance in December 1997.

         The extraordinary item related to merger expenses totaled $814,000. The tax effect of the extraordinary item is $315,000.

         Net income before the extraordinary item decreased by $598,000, or 29.6%, due to the reasons mentioned above. Earnings per share before the extraordinary item on common equity decreased from $1.34 to $.94. The Company raised its annual dividend to common shareholders to $.92 in 1998 from $.87 in 1997, an increase of 5.8%.

         RESULTS OF OPERATIONS 1997 COMPARED TO 1996
         Operating revenue totaled $26,818,000 for 1997, an increase of $2,113,000, or 8.6%, over the $24,705,000 recorded for 1996. The increased revenue is due to higher sales to industrial customers and higher rates in the South Bay Division to cover the higher cost of imported water. Industrial sales increased by $1,419,000, or 13.8%.

         Operating expenses before taxes increased by $1,907,000, or 9.2%, primarily due to an increase in the cost of water. Additional water was purchased from West Basin to cover the increased water sales. The overall margin on water sales decreased from 52% to 47% due to additional water purchased. Operations and maintenance costs decreased by $476,000, or 6.3%.

         Other income increased by $108,000, or 24%, due to increased activity in the transfer of water right leases.

         Interest costs increased by $99,000, or 15%, due to additional borrowings for capital improvements during 1997.

         Net income increased $40,000, or 2%, due to the reasons mentioned above. Earnings per share on common equity increased from $1.31 to $1.34. The Company raised its annual dividend to common shareholders to $.87 in 1997 from $.83 in 1996, an increase of 4.8%.

         Effective January 2, 1998, the Company split its common stock three-for-two for shareholders of record on December 15, 1997. The Company paid cash in lieu of issuing fractional shares based on the closing price as of December 15, 1997. The par value of the common stock remained unchanged. Financial data in this report is adjusted to reflect the change.

         RESULTS OF OPERATIONS 1996 COMPARED TO 1995
         Operating revenue totaled $24,705,000 for 1996, a decrease of $781,000, or 3%, from the $25,486,000 recorded for 1995. The decreased revenues are due to lower sales to industrial customers, which were partially offset by higher residential sales. Industrial sales dropped by $1,480,000, or 18%. Total residential sales were up by $982,000, or 6%.

Operating expenses before taxes decreased by $631,000, or 2.9%, a combination of lower water costs and higher operations and maintenance costs. In 1996, water costs decreased as the South Bay Division was able to purchase less imported water from West Basin due to increased pumping of its wells. The overall margin on water sales improved from 49% to 52% due to lower water sales to large industrial customers at a lower tariff water rate. Operations and maintenance costs increased by $538,000, or 7.7%, due primarily to increases in consulting costs.

         Other income increased by $310,000. Income from the transfer of water right leases increased by $243,000 for the year. The sale of Hydro-Metric resulted in a gain of $39,000.

         Interest costs decreased by $24,000, or 3.6%, due to the retirement of the Series G bonds in 1995.

         Net income increased $28,000, or 1.5%, due to improved margins on water sales and other income. Earnings per share on common equity increased from $1.29 to $1.31 for the reasons stated above. The Company raised its annual dividend to common shareholders from $0.77 in 1995 to $0.83 in 1996, an increase of 7.8%.

         LIQUIDITY AND CAPITAL RESOURCES
         The Company's continuing operations provided sufficient cash in 1998 to cover operating expenses, interest and dividends. In 1998, Dominguez and its Subsidiaries invested $5,183,000 in utility plant improvements. Approximately $561,000 was contributed or advanced by developers.

         In December 1997, Dominguez issued $5,000,000 in Series K Bonds under its trust indenture dated August 1, 1954, with a coupon interest rate of 6.94%, due in 2012. Most of the proceeds from the sale were used to repay the outstanding balance of short-term borrowings. The short-term borrowings were incurred due to the retirement of the Series F and H Bonds in 1997, as well as for funding capital expenditures. The balance of these proceeds was used to fund 1998 capital expenditures.

         The Company has available $4,500,000 under a revolving credit facility with Bank of America. As of December 31, 1998 and 1997, short-term borrowing under the facility totaled $450,000 and zero respectively. The Company intends to renew the credit facility when it expires in June 1999.

         During 1998, the Company terminated its loan agreement with CSC. CSC executed a one-year promissory note for $100,000 with the Company. The Company agreed to subordinate the note to CSC's commercial lender and CSC agreed to release the Company of any future obligation to lend further funds to CSC.

         The Company's 1999 capital budget is $6,043,000. Budgeted improvements include $3,608,000 for water production facilities and storage, an $800,000 investment to accommodate a regional recycled water treatment plant, and $697,000 for pipeline replacements. The Company will fund budgeted improvements from earnings available for reinvestment and short-term borrowings, if necessary.

         In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. Dominguez expects to commit funds up to $2,000,000 by December 1999 to construct recycled water facilities in its South Bay Division service area.

         In 1998, WRD awarded a grant to Dominguez of $1,820,000. Dominguez received the first of its two payments for $910,000 in 1998 and used approximately $670,000 to offset the cost of purchasing higher-priced imported water in lieu of pumping its groundwater rights. The balance of the funds, approximately $1,150,000, will be used to meet Dominguez' expected $2,000,000 commitment in recycled water facilities, leaving a balance of $850,000 to be funded by Dominguez.

         REGULATORY AFFAIRS
         In March 1998, the Commission instituted its own proceeding (Investigation 98-03-013) to investigate whether existing standards and policies of the Commission regarding drinking water quality adequately protect the public health and safety with respect to contaminants such as Volatile Organic Compounds, Perchlorate, and MTBE, and whether those standards and policies are being uniformly complied with by Commission-regulated utilities. The Commission investigation appears to be in response to class action civil lawsuits naming as defendants other Commission-regulated water utilities. Dominguez filed its responses in a timely manner and believes that such responses clearly show that Dominguez has and continues to comply with state and federal water quality standards. Dominguez cannot predict the outcome of this proceeding or any impact to the Company.

         In October 1997, the Commission instituted its own proceeding to set rules and provide guidelines for the acquisition and merger of water companies. This proceeding was initiated to develop guidelines necessary to implement a new law, referred to as Senate Bill 1268, requiring the Commission to use the standard of fair-market value when establishing the ratebase value for the acquired distribution system assets of a public water system. Dominguez participated with the Commission staff in workshops. Commission staff and all Class A utilities had reached an agreement on guidelines. Dominguez believes that the new law and the Commission's guidelines will benefit Dominguez in its acquisition of small water systems.

         In October 1997, the Commission also instituted its own rulemaking proceeding to develop rules for public-private partnerships. Dominguez participated with the Commission staff in workshops; however, all participants failed to reach a settlement and develop necessary guidelines. The Commission is scheduled to hold hearings in 1999.

         During 1998, Dominguez received the Commission's approval to acquire the assets of the Lucerne Water Company, an investor-owned water system serving 1,242 customers, in exchange for 42,092 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Ratebase for the acquired assets was set at $713,000, resulting in an additional credit of $262,000 to be recorded in paid in capital.

         Also in 1998, Dominguez received Commission approval to acquire the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, investor-owned water systems serving 60 and 310 customers respectively, in exchange for 12,375 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Ratebase for the acquired assets was set at $188,000, resulting in an additional credit of $55,000 to be recorded in paid in capital.

         In the first quarter of 1999, the Company filed a joint application with CWSG to approve the merger of their regulated utility companies (see "THE MERGER" above).

         In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The applications request a cumulative rate increase of $5,872,000, based on a requested return on equity of 10.66% for test year 2000, 10.73% for year 2001, and an attrition allowance for the year 2002. Dominguez and its subsidiaries anticipate that the new rates will be effective January 1, 2000. There can be no assurance, however, as to the amount of any rate increases that the Commission will approve.

         ENVIRONMENTAL MATTERS
         Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

         Since mid-1997, Dominguez has been participating with many other large water companies in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1998, Dominguez expended $1,733,000 for water supply improvements. In 1999, Dominguez anticipates spending $3,388,000 for water supply capital improvements.


         WATER SUPPLY
         Dominguez obtains its water supplies from its own groundwater wells and from two wholesalers of imported water.

         All Dominguez service areas obtain either a portion or all of their supply from groundwater wells. The quantity that the South Bay Division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins which are managed by a court-appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

         The South Bay Division and Leona Valley service area of Antelope Valley Water Company purchase water from wholesalers to supplement groundwater. The South Bay Division purchases imported water from the Metropolitan Water District (MWD) of southern California through West Basin. The Leona Valley service area purchases its imported water from the Antelope Valley - East Kern Water Agency (AVEK). Both of these wholesale suppliers obtain water from the California State Water Project (SWP), and MWD also obtains water from the Colorado River.

         Long-term imported water supplies are dependent upon several factors. Dominguez' future dependency on imported water will be subject to the availability and usage of recycled water in the region as well as customer's long-term water conservation efforts. Dominguez has and will continue to promote long-term water conservation efforts and will advance the use of recycled water.

         Dominguez anticipates that recycled water will be available for its largest customer from West Basin by December 1999. The availability of recycled water will reduce the South Bay Divisions demand for imported water, the availability of which may be uncertain in the future. Reduced imported water supplies and annual population growth could create future drought conditions in Southern California; however, Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the South Bay Division service area.

         Legislative actions continue to play a role in the long-term availability of water for southern California. The amount of SWP water available from northern California and water imported from the Colorado River may be significantly reduced around the beginning of the next century. Even with the use of recycled water and continuing conservation efforts, future drought conditions may require water rationing by all water agencies and purveyors, including Dominguez.

         ACCOUNTING STANDARDS
         The Company currently applies accounting standards that recognize the economic effects of rate regulation and records regulatory assets and liabilities related to water distribution operations. If rate recovery of water-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply. This change could result in the write-off of costs in an amount that could be material. However, based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, management believes that its regulatory assets will likely be recovered in the future.

         In 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about its reportable segments.

         The Company also adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other additional information on changes in the benefit obligations and fair values of plan assets.

         The adoption of these two standards did not change the measurement or recognition of income or expense and did not result in a restatement of previously reported earnings per share.

         YEAR 2000
         Various software applications and embedded systems are used throughout our business that may be affected by so-called "Year 2000 issues." These issues may prevent an application or system from correctly processing the date 2000 and beyond. A failure to correct any critical Year 2000 processing problems prior to January 1, 2000, could have adverse operational and financial consequences if the affected systems either cease to function or produce erroneous data. At this time, the major risks associated with the inability of systems and software to process Year 2000 data correctly are a system failure or a disruption of our billing process. Such failures could affect financial results and cash flows.

         Management has established a project team to address Year 2000 issues. The team is focused on three key elements: business continuity, project management, and risk management. Business continuity involves the continuation of reliable water supply and service in a safe and cost-effective manner. Project management involves defining and meeting the project scope, schedule, and budget. Risk management involves customer management, contingency planning, and legal issues. In addition to these internal activities, the Company is working with various industry groups to coordinate water utility industry efforts to prepare for the Year 2000.

         Identifying and addressing noncompliant software applications and embedded systems consists of the following stages: inventory, analysis, renovation, testing, and deployment. The first stage is to inventory all applications and systems. The analysis stage involves assessing whether software applications and embedded systems are Year 2000 compliant. The renovation stage involves remediating or upgrading applications and systems to make them Year 2000 ready. Testing determines whether renovations are successful. In the deployment stage, the tested applications and systems are implemented. Management has also begun to develop contingency plans to address the possibility that the applications and systems may not be Year 2000 ready at the end of this process. Management has completed the inventory and analysis phases of the project, and estimates that it is 90% completed with the renovation, testing, and deployment phases.

         The Year 2000 project focuses on systems and applications required to deliver reliable water service, and secondarily, on computer systems that support core business functions, such as customer information and billing, finance, and personnel. SCADA software and payroll systems are to be replaced with new software that is Year 2000 compliant. The Company's payroll vendor will upgrade the payroll program at no cost to the Company. The SCADA system will be upgraded by October 1999.

         The Company current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances, and through remediation and testing phases of the compliance effort. The Company also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver their products and services. The Company has begun implementing additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 issues. These initiatives include analysis of the Year 2000 compliance programs of critical vendors and obtaining Year 2000 warranties in certain new contracts and licenses. Protocols have been established for assuring that software and embedded systems remain Year 2000 compliant on a continuing basis. Contingency planning is addressing mechanisms for preventing or mitigating interruption caused by the Company's suppliers. The Company also has an outreach program in place for communicating Year 2000 project information to residential and business customers.

         The only Year 2000 program costs expended as of December 31, 1998, are employee payroll. The total cost of remediating or upgrading software, which would not otherwise be replaced in accordance with the Company's business plans, is approximately $10,000. All such costs are expensed as incurred. The amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects have not been accelerated because of Year 2000 issues.

         The cost of the project and the dates on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third parties' Year 2000 readiness, and other factors. Further, the Company expects to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems.

         The Company has existing contingency plans in place for events such as extreme heat, storms, equipment failures, and accidents. Year 2000 contingency plans are being based on the framework of existing emergency management system preparation and scenario development, and address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues are not resolved in a timely manner. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

         The phases of the contingency planning process include business impact analysis, contingency planning, and testing. Business impact analysis requires business unit personnel to evaluate the impact of mission-critical systems failures on the Company's core business operations, focusing on specific failure scenarios and how they can be mitigated. The necessary conditions for enacting the plans will be documented along with the appropriate personnel responsible in each of the business units should a Year 2000 failure occur.

         Based on the current schedule for completion of Year 2000 tasks, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. The Company is not able to predict all the factors that could cause actual results to differ materially from current expectations as to Year 2000 readiness. However, if the Company, or third parties with whom it has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on the Company results of operations, financial position, and cash flow, and the Company could be exposed to legal liabilities..

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS, EXCEPT PAR)         DECEMBER 31,                                 1998          1997
                                                                                        ----          ----
ASSETS:
   PROPERTY, PLANT AND EQUIPMENT
     UTILITY PLANT                                                                       $66,402      $61,571
     NON-UTILITY PLANT                                                                       101          110
                                                                                   ---------------------------
                                                                                          66,503       61,681
     LESS: ACCUMULATED DEPRECIATION                                                       23,949       22,257
                                                                                   ---------------------------
                                                                                          42,554       39,424
     LAND AND LAND RIGHTS                                                                    964          544
     WATER RIGHTS AND OTHER INTANGIBLE ASSETS                                                544          140
     CONSTRUCTION WORK IN PROGRESS                                                           791        1,255
                                                                                   ---------------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                                             44,853       41,363

     CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH OF $542 IN 1998 AND                 709        2,154
$503 IN 1997
     ACCOUNTS RECEIVABLE
         CUSTOMERS, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $301 IN 1998 AND               1,348        2,098
1997
         UNBILLED REVENUES                                                                 1,009          973
         OTHER                                                                               162          324
   MATERIALS AND SUPPLIES, AT AVERAGE COST                                                    30           39
   PREPAYMENTS AND OTHER                                                                   1,322          772
   PRODUCTION COST BALANCING ACCOUNT                                                           5          272
   INCOME TAX RECEIVABLE                                                                     281           --
   DEFERRED TAX ASSETS                                                                       127          530
                                                                                   ---------------------------
          TOTAL CURRENT ASSETS                                                             4,993        7,162
                                                                                   ---------------------------

   NOTES RECEIVABLE                                                                          113          122
   INVESTMENT IN AND LOAN TO CHEMICAL SERVICES COMPANY                                       450          750
   PREPAID TAXES AND OTHERS                                                                1,076        1,190
   DEFERRED CHARGES, LESS ACCUMULATED AMORTIZATION OF $58 IN 1998 AND 1997                   341          235
   INCOME TAX RELATED DEFERRED CHARGES                                                       809          839
                                                                                   ---------------------------
               TOTAL ASSETS                                                              $52,635      $51,661
                                                                                   ===========================

CAPITALIZATION AND LIABILITIES:
   COMMON SHAREHOLDERS' EQUITY
     COMMON SHARES:
     PAR VALUE $1
     AUTHORIZED: 4,000,000 SHARES
     ISSUED: 1,506,512 SHARES                                                             $1,506       $1,506
     PAID-IN CAPITAL                                                                       2,006        2,006
     RETAINED EARNINGS                                                                    12,367       12,829
                                                                                   ---------------------------
         TOTAL COMMON SHAREHOLDERS' EQUITY                                                15,879       16,341
     LONG-TERM DEBT                                                                       11,217       11,194
                                                                                   ---------------------------
         TOTAL CAPITALIZATION                                                             27,096       27,535



   CURRENT MATURITIES OF LONG-TERM DEBT                                                       56           64
   CURRENT PORTION OF ADVANCES FOR CONSTRUCTION                                              169          187
   ACCOUNTS PAYABLE                                                                        3,115        3,156
   INTERIM DEBT                                                                              450            -
   OTHER ACCRUED EXPENSES                                                                  1,367        1,405
   INCOME TAXES                                                                                -          134
                                                                                   ---------------------------
         TOTAL CURRENT LIABILITIES                                                         5,157        4,946
                                                                                   ---------------------------

   ADVANCES FOR CONSTRUCTION                                                               5,487        5,329
   CONTRIBUTIONS IN AID OF CONSTRUCTION                                                    6,220        6,118
   DEFERRED INCOME TAXES                                                                   4,054        3,813
   UNAMORTIZED INVESTMENT TAX CREDIT                                                         265          277
   ACCRUED PENSION COST                                                                    1,343          999
   DEFERRED CREDITS                                                                        3,013        2,644
                                                                                   ---------------------------
               TOTAL CAPITALIZATION AND LIABILITIES                                      $52,635      $51,661
                                                                                   ===========================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED STATEMENTS OF INCOME AND COMMON
SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   FOR THE YEARS ENDED                  1998         1997         1996
DECEMBER 31,                                                                         ----         ----         ----

CONSOLIDATED STATEMENTS OF INCOME
OPERATING REVENUE                                                                     $25,267      $26,818      $24,705
                                                                                 ---------------------------------------
OPERATING EXPENSES:
  PURCHASED WATER                                                                      10,580       10,235        7,797
  OTHER PRODUCTION COSTS                                                                2,770        4,030        4,119
  OPERATIONS                                                                            6,312        6,060        6,469
  MAINTENANCE                                                                           1,027          986        1,053
  DEPRECIATION                                                                          1,439        1,341        1,307
  PROPERTY TAXES                                                                          321          298          289
  OTHER TAXES                                                                             245          254          159
  INCOME TAXES                                                                            932        1,385        1,314
                                                                                 ---------------------------------------
     TOTAL OPERATING EXPENSES                                                          23,626       24,589       22,507
                                                                                 ---------------------------------------

OPERATING INCOME                                                                        1,641        2,229        2,198
OTHER INCOME (EXPENSES):
  INTEREST AND AMORTIZATION OF DEBT EXPENSE                                             (870)        (758)        (659)
  WATER RIGHTS                                                                            549          438          338
  OTHER                                                                                   103          112          104
                                                                                 ---------------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                                                    1,423        2,021        1,981
                                                                                 ---------------------------------------

EXTRAORDINARY ITEM, NET OF TAXES IN THE AMOUNT OF $315                                  (499)            -            -
                                                                                 ---------------------------------------
NET INCOME                                                                               $924       $2,021       $1,981
                                                                                 =======================================

EARNINGS PER COMMON SHARE, BEFORE EXTRAORDINARY ITEM                                    $0.94        $1.34        $1.31
                                                                                 ---------------------------------------
EARNINGS PER COMMON SHARE, BASIC AND DILUTED                                            $0.61        $1.34        $1.31
                                                                                 ---------------------------------------

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
COMMON SHARES                                                                          $1,506       $1,506       $1,506

PAID-IN-CAPITAL:
  BEGINNING BALANCE                                                                     2,006        2,006        2,010
  REDEMPTION OF PREFERRED STOCK                                                             -            -          (4)
                                                                                 ---------------------------------------
  ENDING BALANCE                                                                        2,006        2,006        2,006
                                                                                 ---------------------------------------

RETAINED EARNINGS:
  BEGINNING BALANCE                                                                    12,829       12,114       11,380
  NET INCOME                                                                              924        2,021        1,981
  CASH DIVIDENDS
     PREFERRED STOCK, CLASS A $1.25 PER SHARE                                               -            -          (1)
     COMMON STOCK:
     1998 - $0.92 PER SHARE                                                           (1,386)            -            -
     1997 - $0.87 PER SHARE                                                                 -      (1,306)            -
     1996 - $0.83 PER SHARE                                                                 -            -      (1,246)
                                                                                 ---------------------------------------
  ENDING BALANCE                                                                       12,367       12,829       12,114
                                                                                 ---------------------------------------

TOTAL COMMON SHAREHOLDERS' EQUITY                                                     $15,879      $16,341      $15,626
                                                                                 =======================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)     FOR THE YEARS ENDED DECEMBER 31,                                   1998          1997         1996
                                                                                              ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME                                                                                     $924       $2,021       $1,981
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                                 1,439        1,355        1,321
  DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS                                                230          186          207
  CHANGES IN ASSETS AND LIABILITIES:
  CUSTOMER RECEIVABLE, NET                                                                        749        (469)        (106)
  OTHER RECEIVABLE                                                                                162        (145)          367
  MATERIALS AND SUPPLIES                                                                            9            7           48
  NOTES RECEIVABLE                                                                                  9            8            7
  INCOME TAX RELATED DEFERRED CHARGES                                                              30          (1)          308
  ACCOUNTS PAYABLE                                                                               (42)          896        (767)
  INCOME TAXES                                                                                  (415)        (102)          102
  ACCRUED PENSION COST                                                                            343           40        (155)
  OTHER, NET                                                                                      606          344          150
                                                                                        ----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       4,044        4,140        3,463
                                                                                        ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                                                        (5,183)      (3,580)      (3,490)
  PURCHASE OF CHEMICAL SERVICES COMPANY                                                             -            -        (350)
  PURCHASE OF SUBSIDIARIES                                                                          -        (312)            -
                                                                                        ----------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                        (5,183)      (3,892)      (3,840)
                                                                                        ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ADVANCES FOR CONSTRUCTION                                                         235          347          219
  PROCEEDS FROM CONTRIBUTIONS IN AID OF CONSTRUCTION                                              326          170          301
  REPAYMENT OF ADVANCES FOR CONSTRUCTION                                                        (179)        (189)        (182)
  ISSUANCE OF FIRST MORTGAGE BOND                                                                   -        5,000            -
  REPAYMENT OF LONG-TERM DEBT                                                                    (52)      (2,090)        (283)
  WORKING CASH (LOAN TO) REPAYMENT FROM CHEMICAL SERVICES COMPANY                                 300        (400)            -
  PROCEEDS FROM THE DEPARTMENT OF WATER RESOURCES LOAN                                              -          463          814
  PREFERRED STOCK REDEMPTION                                                                        -            -         (98)
  PROCEEDS FROM (REPAYMENT OF) INTERIM DEBT                                                       450        (800)          800
  DIVIDENDS PAID                                                                              (1,386)      (1,306)      (1,247)
                                                                                        ----------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                            (306)        1,195          324
                                                                                        ----------------------------------------

NET INCREASE (DECREASE) IN CASH                                                               (1,445)        1,443         (53)
CASH AT BEGINNING OF YEAR                                                                       2,154          711          764
                                                                                        ----------------------------------------
CASH AT END OF YEAR                                                                              $709       $2,154         $711
                                                                                        ========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Notes to Consolidated Financial Statements as of December 31, 1998

         NOTE 1
         SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES
         PRINCIPLES OF CONSOLIDATION:
         The consolidated financial statements include the accounts of Dominguez Services Corporation (the "Company"), Dominguez Water Company ("Dominguez") and its subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These principles also require disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The Company operates in the water services industry. All significant intercompany transactions have been eliminated. Dominguez maintains its accounts in accordance with the uniform system of accounts prescribed by the California Public Utilities Commission (the Commission).

         REVENUES:
         Water service revenues are recognized on an accrual basis. Unbilled revenue accrual is based on estimated usage from the latest meter reading to the end of the accounting period.

         PROPERTY, PLANT AND EQUIPMENT:
         Utility plant is carried at historical cost with subsequent additions at cost or donor's basis, which approximates cost, less cost of retirements, sales, and abandonments. Water rights are stated at the nominal amount of $1 plus purchased water rights at cost and past expenditures in connection with litigation in defense thereof. Depreciation of utility plant for financial statement purposes is computed using the Commission's remaining life accrual method. Under this method, composite straight-line depreciation rates are determined by periodic estimates of average remaining life of all utility plant assets. Costs of abandonment and salvages are charged or credited to accumulated depreciation. The effective composite depreciation rate was 2.9% in 1998 and 1997. Costs of maintenance and repairs are charged to operations; renewals and betterments are generally capitalized in the property accounts.

         PREPAID TAXES AND OTHERS:
         From 1987 through 1997, contributions in aid of construction and advances for construction were taxable for federal and state income tax purposes. The Company has paid these taxes and recorded deferred taxes in these consolidated financial statements. These taxes will be recovered over the tax life of the assets for contributions and the life of the contracts for advances.

         DEFERRED CHARGES:
         Debt expense on bonds is being amortized based on the percentage of the principal amount outstanding over the term of the debt.

         PRODUCTION COST BALANCING ACCOUNT:
         The Company records over- or under-collections of production costs when incurred in its books of accounts and financial statements based on the regulatory treatment afforded these costs. As of December 31, 1998 and 1997, the balancing account reflected an under-collection of $5,000 and $272,000, respectively.

         INVESTMENTS:
         The Company assumes all investments with maturities of three months or less to be cash equivalents. Investments in entities that are 50% or less owned are accounted for by the equity method.

         INCOME TAXES:
         The Company provides deferred income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements.

         Investment Tax Credits (ITC) have been deferred and are being amortized as reductions to income tax expense proportionately over the lives of the properties giving rise to the credits.

         REGULATORY ASSETS:
         The Company currently applies accounting standards that recognize the economic effects of rate regulation and records regulatory assets and liabilities related to water distribution operations. If rate recovery of water-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply. This change could result in the write-off of costs in an amount that could be material. However, based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, management believes that its regulatory assets will likely be recovered in the future.

         RESTRICTED CASH:
         Restricted cash represents surcharge proceeds plus interest earned, which is restricted to the payment of principal and interest on the California Safe Drinking Water Bonds.

         RECLASSIFICATIONS:
         The 1998 and 1997 consolidated financial statements include certain reclassifications necessary to conform to current year presentation.


         NOTE 2
         CAPITAL STRUCTURE

         The Company has authorized issuance of up to 4,000,000 shares of common stock with par value of $1.00. As of December 31, 1998, 1,506,512 shares of stock were issued and outstanding and 40,740 options were granted with a weighted average exercise price of $16.94. At December 31, 1998, 6,450 options were exercisable.

         Effective January 2, 1998, the Company split its common stock three-for two for shareholders of record on December 15, 1997. The Company paid cash in lieu of issuing fractional shares based on the closing price as of December 15, 1997. The par value of the common stock remained unchanged. Share information and the capital accounts in the consolidated financial statements have been retroactively restated to reflect the change. This restatement resulted in the transfer of $502,000 from paid-in-capital to common shares equity.


         NOTE 3
         RESTRICTIONS ON DIVIDENDS
         The Company's available dividends to its shareholders are substantially dependent on the availability of dividends from Dominguez to the Company. Under the terms of its long-term debt agreements, Dominguez is limited in its payment of dividends (other than stock dividends) on all classes of stock to the net income accrued subsequent to December 31, 1992, plus the sum of $3,000,000. The approximate unrestricted earnings available for dividend payments amounted to $6,500,000 as of December 31, 1998.


         NOTE 4
         LONG-TERM DEBT

         Under a trust indenture dated August 1, 1954, and twelve supplemental indentures, the Company pledged substantially all its property, water rights, and materials and supplies as collateral under the bonds. At December 31, 1998 and 1997, long-term debt outstanding was:


              Carrying Amount (Dollars in Thousands)              1998        1997
                                First Mortgage Bonds
                           Series J, 8.86%, due 2022            $4,000      $4,000



                           Series K, 6.94%, due 2012             5,000       5,000
                                                          -------------------------
                          Total First Mortgage Bonds             9,000       9,000
                                                          -------------------------

                  Small Business Administration Loan
                                       4% - due 2000               $15         $26
                                                          -------------------------

                 Department of Water Resources Loan:
            Under the California Safe Drinking Water
                                            Bond Act

                                     7.4% - due 2020              $463        $471
                                     7.4% - due 2011               272         286
                                     7.4% - due 2013               190         198
                                     3.0% - due 2032               831         790
                                     3.4% - due 2027               502         487
                                                          -------------------------
                                 Total Bonds & Notes           $11,273     $11,258
                                                          -------------------------
                           Less : Current Maturities                56          64
                                                          -------------------------
                                Total Long Term Debt           $11,217     $11,194
                                                          =========================


         Aggregate maturities for the five years commencing with 1999 are approximately $56,000 (1999), $60,000 (2000), $63,000 (2001), $66,000 (2002),
and $70,000 (2003).


         NOTE 5
         INTERIM DEBT
         The Company maintained an available line of credit of $4,500,000 in 1998 and $4,470,000 in 1997 with Bank of America. At the end of 1998, $450,000 was outstanding. There were no borrowings outstanding at the end of December 31, 1997. The Company intends to renew the line of credit, which expires in June 1999. Borrowing bears interest at the preference lending rate.


         NOTE 6
         ADVANCES FOR CONSTRUCTION
         Advances for construction of main extensions are primarily refundable to depositors over a 20- or 40- year period. Refund amounts under the 20-year contracts are based on annual revenues from the extension. Balances at the end of the contract period are refunded in five equal annual installments. Beginning in June 1982, contracts provided for full refund at a 2-1/2% rate per year for 40 years. Estimated refunds for 1999 for all main extension contracts are $169,000.


         NOTE 7
         CONTRIBUTIONS IN AID OF CONSTRUCTION
         Contributions in aid of construction are donations or contributions in cash, services or property from governmental agencies or individuals for the purpose of constructing utility facilities. Depreciation applicable to such plants is charged to the contributions in aid account rather than to depreciation expense.

         The charges continue until the cost applicable to such properties has been fully depreciated or the asset has been retired.


(DOLLARS IN THOUSANDS)                                          1998        1997
Beginning balance                                            $ 6,118      $6,076
Add net contributions during the year                            308         232



Deduct depreciation for the year charged on plant              (206)       (190)
acquired through donations
                                                        -------------------------
Ending balance                                               $ 6,220      $6,118
                                                        =========================


         NOTE 8
         EMPLOYEE BENEFITS
         PENSION PLAN:
         The Company provides a qualified defined benefit pension plan for all its full-time employees. Benefits under this plan reflect the employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended.

         Pension costs are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, including the use of the projected unit credit actuarial cost method. For ratemaking purposes, the Company recovers pension expense based on the method in place prior to SFAS No. 87. In 1998, the Company implemented SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements but does not affect the measurement of plan obligations. Prior periods have been restated to conform to the current year presentation.

         The components of the 1998 and 1997 provisions are summarized below:


                                   (DOLLARS IN THOUSANDS)             1998                     1997
                                                                      ----                     ----
                            CHANGE IN BENEFIT OBLIGATION:
                  BENEFIT OBLIGATION AT BEGINNING OF YEAR                  $10,155                   $9,016
                                             SERVICE COST                      500                      433
                                            INTEREST COST                      736                      676
                                           ACTUARIAL LOSS                      613                      405
                                            BENEFITS PAID                    (542)                    (375)
                        BENEFIT OBLIGATION AT END OF YEAR                  $11,462                  $10,155
                                                          --------------------------------------------------

                                   CHANGE IN PLAN ASSETS:
           FAIR VALUE OF PLAN ASSETS AT BEGINNING OF YEAR                  $11,726                  $10,503
                             ACTUAL RETURN ON PLAN ASSETS                    1,046                    1,472
                                    EMPLOYER CONTRIBUTION                    (126)                      126
                                            BENEFITS PAID                    (542)                    (375)
                 FAIR VALUE OF PLAN ASSETS AT END OF YEAR                  $12,104                  $11,726
                                                          --------------------------------------------------

                                           FUNDED STATUS:                     $642                   $1,571
                          UNRECOGNIZED NET ACTUARIAL GAIN                  (1,968)                  (2,508)
                          UNRECOGNIZED PRIOR SERVICE COST                      158                      172
                          UNRECOGNIZED NET INITIAL ASSETS                    (175)                    (234)
                                     ACCRUED BENEFIT COST                 $(1,343)                   $(999)
                                                          --------------------------------------------------

          WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
                                            DISCOUNT RATE                    6.50%                    7.25%
                           EXPECTED RETURN ON PLAN ASSETS                    7.50%                    7.50%
                            RATE OF COMPENSATION INCREASE                    4.00%                    4.50%


                 COMPONENTS OF NET PERIODIC BENEFIT COST:
                                             SERVICE COST                     $500                     $433
                                            INTEREST COST                      736                      676
                           EXPECTED RETURN ON PLAN ASSETS                    (879)                    (788)
                       AMORTIZATION OF PRIOR SERVICE COST                       14                       14




                                RECOGNIZED ACTUARIAL GAIN                     (96)                     (90)
                            RECOGNIZED NET INITIAL ASSETS                     (58)                     (58)
                                NET PERIODIC BENEFIT COST                     $217                     $187
                                                          --------------------------------------------------


         POSTRETIREMENT BENEFITS
         OTHER THAN PENSIONS:
         The Company charges the costs associated with its postretirement benefits other than pensions to expense during the employee's years of service. The Company is amortizing its $588,000 transition obligation related to prior service over 20 years.

         The Company provides health care benefits for retired employees until both the employee and his/her spouse have reached 65 years of age. Health care benefits are subject to deductibles, co-payment provisions and other limitations. The Company funds the plan up to tax-deductible limits, in accordance with ratemaking practices. Differences between expense determined under the new standard and amounts authorized for rate recovery are not expected to be material and are charged to earnings.

         The components of postretirement benefits other than pensions are summarized below:


                                   (DOLLARS IN THOUSANDS)              1998                     1997
                                                                       ----                     ----
                            CHANGE IN BENEFIT OBLIGATION:
                  BENEFIT OBLIGATION AT BEGINNING OF YEAR                     $654                     $543
                                             SERVICE COST                       35                       35
                                            INTEREST COST                       46                       40
                                    ACTUARIAL (GAIN) LOSS                     (32)                       63
                                            BENEFITS PAID                     (24)                     (27)
                        BENEFIT OBLIGATION AT END OF YEAR                     $679                     $654
                                                          --------------------------------------------------

                                   CHANGE IN PLAN ASSETS:
           FAIR VALUE OF PLAN ASSETS AT BEGINNING OF YEAR                     $471                     $451
                             ACTUAL RETURN ON PLAN ASSETS                       38                       47
                                    EMPLOYER CONTRIBUTION                       24                        -
                                            BENEFITS PAID                     (24)                     (27)
                 FAIR VALUE OF PLAN ASSETS AT END OF YEAR                     $509                     $471
                                                          --------------------------------------------------

                                           FUNDED STATUS:                   $(170)                   $(183)
                          UNRECOGNIZED NET ACTUARIAL GAIN                    (317)                    (295)
                      UNRECOGNIZED NET INITIAL OBLIGATION                      397                      425
                                     ACCRUED BENEFIT COST                    $(90)                    $(53)
                                                          --------------------------------------------------

          WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
                                            DISCOUNT RATE                    6.50%                    7.25%
                           EXPECTED RETURN ON PLAN ASSETS                    7.50%                    7.50%
                                    RATE OF MEDICAL TREND                    6.00%                    6.50%


                 COMPONENTS OF NET PERIODIC BENEFIT COST:
                                             SERVICE COST                      $35                      $35
                                            INTEREST COST                       46                       40
                           EXPECTED RETURN ON PLAN ASSETS                     (34)                     (32)
                                RECOGNIZED ACTUARIAL GAIN                     (14)                     (18)
                        RECOGNIZED NET INITIAL OBLIGATION                       28                       28



                                NET PERIODIC BENEFIT COST                      $61                      $53
                                                          --------------------------------------------------


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:



                                   (DOLLARS IN THOUSANDS)    1-PERCENTAGE-POINT       1-PERCENTAGE-POINT
                                                     1998         INCREASE                 DECREASE
                                                                  --------                 --------
           EFFECT ON SERVICE AND INTEREST COST COMPONENTS                      $73                    $(62)
              EFFECT ON POSTRETIREMENT BENEFIT OBLIGATION                       14                     (10)

                                                     1997
           EFFECT ON SERVICE AND INTEREST COST COMPONENTS                       71                     (64)
              EFFECT ON POSTRETIREMENT BENEFIT OBLIGATION                       14                     (12)



         The Company also offers its employees a 401(k) plan. Employees make all contributions under the plan.


         STOCK-BASED COMPENSATION PLANS:
         The Company's 1997 Stock Incentive Plan (the Plan) was adopted by the Board on February 25, 1997, and contains provisions for four types of awards:
(i) stock options to purchase shares of the Company's common stock, (ii) payment of awards earned under the Company's Annual Incentive Plan (AIP) in shares of stock, (iii) issuance of restricted stock, and (iv) payment of dividend equivalents which, at the discretion of the compensation committee, may be granted in conjunction with stock options or restricted stock awards to provide cash payments prior to the time the option is exercised or the shares are vested.

         SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of the accounting requirements under SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:


------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)                                           1998                1997
------------------------------------------------------------------------------------------------------------------------
Net income:
------------------------------------------------------------------------------------------------------------------------
             As reported                                                                       $ 924             $ 2,021
------------------------------------------------------------------------------------------------------------------------
             Pro forma                                                                           914               2,018
------------------------------------------------------------------------------------------------------------------------
Earnings per share, basic and diluted:
------------------------------------------------------------------------------------------------------------------------
             As reported                                                                      $ 0.61              $ 1.34
------------------------------------------------------------------------------------------------------------------------
             Pro forma                                                                          0.61                1.34
------------------------------------------------------------------------------------------------------------------------

         The Company may grant up to 75,000 options under the Plan. The Company has granted 40,740 through December 31, 1998. The options are issued at fair market value with exercise prices equal to the Company's stock price at the date of grant. Options vest over a four-year period, are exercisable in whole or in installments, and expire ten years from date of grant. In accordance with the Plan and the granted option agreements as of December 31, 1998, vesting of options granted will be accelerated so such options will be exercisable prior to a change in control of the Company.

         A summary of the status of the Company's stock option plan at December 31, 1998 and 1997, and changes during the years then ended, are presented in the table and narrative below:


------------------------------------------------------------------------------------------------------------
                                                                1998                        1997
------------------------------------------------------------------------------------------------------------
                                                           Shares       Wtd Avg       Shares        Wtd Avg
                                                                       Ex Price                    Ex Price
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                           25,800        $16.33            -            N/A
------------------------------------------------------------------------------------------------------------
Granted                                                    14,940         18.00       25,800         $16.33
------------------------------------------------------------------------------------------------------------
Exercised                                                       -           N/A            -            N/A
------------------------------------------------------------------------------------------------------------
Forfeited/Expired                                               -           N/A            -            N/A
------------------------------------------------------------------------------------------------------------
Outstanding at the end of year                             40,740         16.94       25,800          16.33
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Exercisable at end of year                                  6,450         16.33            -            N/A
------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted                             1.94                        1.48
------------------------------------------------------------------------------------------------------------

Amounts shown reflect the 3-for-2 stock split effected January 1998.

14,940 options outstanding at December 31, 1998, have an exercise price of $18.00 and a weighted average remaining contractual life of 9.54 years. The remaining 25,800 options have an exercise price of $16.33 and a weighted average remaining contractual life of 8.48 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal 1998: weighted average risk-free interest rate of 5.67%; weighted average volatility of 18.46%; expected life of 10 years; and a weighted average dividend yield of 6.36%.


         NOTE 9
         INCOME TAXES
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred taxes for all temporary differences between book and tax income.

         CURRENT AND DEFERRED TAXES:
         Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the life of related properties.


         The components of the net accumulated deferred income tax liabilities are:


                                     (Dollars in Thousands)         1998        1997
                                       Deferred tax assets:
                                               Pension plan         $626        $447
                                                      Other          148         724
                                                            -------------------------
                                  Total deferred tax assets         $774      $1,171
                                                            -------------------------
                                  Deferred tax liabilities:
                                               Depreciation       $3,814      $3,284
                                           Property-related        1,110       1,200
                                                      Other        (223)        (30)
                                                            -------------------------
                             Total deferred tax liabilities       $4,701      $4,454
                                                            -------------------------

                      Net accumulated deferred income taxes       $3,927      $3,283
       Classification of accumulated deferred income taxes:
                                 Included in current assets          127         530
                                                            -------------------------
                                 Included in deferred taxes       $4,054      $3,813
                                                            -------------------------


         The current and deferred components of income tax expense are:



                        (Dollar in Thousands)     1998         1997         1996
                                                  ----         ----         ----
                 Current income tax expenses:
                              Current federal         $555         $814          $887
                                Current state          177          266           276
                        Investment tax credit         (11)         (10)          (12)
                                                       721        1,070         1,151
            Tax benefit of extraordinary item        (315)            -             -
                 Total current taxes expenses         $406       $1,070        $1,151
                                              ----------------------------------------

                Deferred income tax expenses:
                                 Depreciation         $316         $296          $282
                   Contributions and advances            -            -         (156)
                                     Pensions        (136)            -             -
                                        Other           31           19            37
                  Total deferred tax expenses         $211         $315          $163
                                              ----------------------------------------


         A reconciliation of the federal statutory income tax rate to the effective rate is presented below:


---------------------------------------------------------------------------------
                                               1998         1997         1996
---------------------------------------------------------------------------------
Expected income tax expense                    34%          34%          34%
---------------------------------------------------------------------------------
State income taxes                              5%           5%           6%
---------------------------------------------------------------------------------
Abandonments                                    --           --          (1%)
---------------------------------------------------------------------------------
Other                                           2%           2%           1%
---------------------------------------------------------------------------------
Total                                          41%          41%          40%
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------

---------------------------------------------------------------------------------



         The Company has no net operating loss carryforward at December 31, 1998.


         NOTE 10
         NEW BUSINESS AND DISPOSITIONS
         BUSINESS INVESTMENTS:

         On December 20, 1996, DSC Investments, the non-regulated subsidiary of the Company, invested $350,000 in Chemical Services Company (CSC) and acquired a 20% equity ownership interest with the option to acquire an additional 40% over the next 5 years. The Company accounts for the CSC investment under the equity method.

         Under its investment agreements, the Company is not obligated to exercise all or any part of its option to acquire additional equity ownership in CSC. However, if the Company fails to exercise its option for two consecutive years, CSC has the option to repurchase all of the Company's equity ownership in CSC. In 1998, the Company did not exercise its first option to purchase additional equity ownership in CSC. The Company was also obligated to provide working cash and long-term financing, for the leasing of chlorine generators, to CSC, subject to the financial condition of CSC, which amounted to $400,000 as of December 31, 1997. During 1998, the Company terminated its loan agreement with CSC. CSC executed a one-year promissory note for $100,000 with the Company. The Company agreed to subordinate the note to CSC's commercial lender and CSC agreed to release the Company of any future obligation to lend further funds to CSC.

         In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. Dominguez expects to commit funds up to $2,000,000 by December 1999 to construct recycled water facilities in its South Bay Division service area.

         In 1998, the Water Replenishment District of Southern California
(WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, awarded a grant to Dominguez of $1,820,000. Dominguez received the first of its two payments for $910,000 in 1998 and used approximately $670,000 to offset the cost of purchasing higher-priced imported water in lieu of pumping its groundwater rights. The balance of the funds, approximately $1,150,000, will be used to meet Dominguez' expected $2,000,000, commitment in recycled water facilities, leaving a balance of $850,000 to be funded by Dominguez.


         ACQUISITIONS:
         During 1998, Dominguez received the Commission's approval to acquire the assets of the Lucerne Water Company, an investor-owned water system serving 1,242 customers, in exchange for 42,092 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Ratebase for the acquired assets was set at $713,000, resulting in an additional credit of $262,000 to be recorded in paid in capital.

         Also in 1998, Dominguez received Commission approval to acquire the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, investor-owned water systems serving 60 and 310 customers respectively, in exchange for 12,375 shares of the Company's common stock. This acquisition, effective January 1, 1999, will be accounted for using the purchase method. Ratebase for the acquired assets was set at $188,000, resulting in an additional credit of $55,000 to be recorded in paid in capital.


         SALE OF BUSINESS:
         On April 26, 1996, the Company sold to a former employee the remaining assets of Hydro-Metric Services Corporation in exchange for a two-year note receivable. The loan was paid in full as of April 1998. The sale resulted in a gain of $39,000.


         NOTE 11
         BUSINESS RISKS AND CONCENTRATION
         OF SALES
         Forty-five percent of the Company's water supply comes from its own groundwater wells, and fifty-five percent comes from wholesalers of imported water. The long-term availability of imported water supplies is dependent upon several factors. Drought conditions throughout the state, increases in population, tightening of water quality standards, and legislation may reduce water supplies. At this time, the Company does not anticipate any constraints on its imported water supplies due primarily to above-average precipitation in recent years. The Company is taking steps to reduce its dependence on imported water supplies, including working with the West Basin to bring recycled water into its South Bay Division service area. The Company continues to drill new wells in order to enable it to utilize its total adjudicated groundwater rights.

         Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

         Since mid-1997, Dominguez has been participating with many other large water companies in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1998, Dominguez expended $1,733,000 for water supply improvements. In 1999, Dominguez anticipates spending $3,388,000 for water supply capital improvements.

         The Company is required to provide service to customers within its defined service territories. Although the Company has a diversified base of residential, business-industrial and public authority customers, a substantial portion of water consumption, 50% in 1998 and 49% in 1997, is attributable to business-industrial customers. One single refinery was responsible for 34% of this business-industrial consumption in 1998, and for 33% in 1997.


         Revenue details for 1998 and 1997 are as follows:


             (DOLLARS IN THOUSANDS)                     1998        1997
           Residential-Multi-Family                  $11,473     $11,964
                Business-Industrial                   11,174      11,698
                   Public Authority                    1,286       1,537
                          All Other                    1,334       1,619
                                                 ------------------------
                              Total                  $25,267     $26,818
                                                 ========================


         NOTE 12
         SUPPLEMENTAL CASH FLOW INFORMATION


      (DOLLARS IN THOUSANDS)        1998        1997         1996
              CASH PAID FOR:
               Interest, net        $603        $774         $824
                Income taxes        $650      $1,000       $1,095


         NOTE 13
         RELATED PARTY TRANSACTIONS
         Dominguez annually refunds a portion of revenue received from several water mains for which Watson Land Company, Carson Estate Company, and Dominguez Properties advanced the construction funds to Dominguez. The refunds to Watson Land Company were $17,250 in 1998 and $16,175 in 1997. The refunds to Carson Estate Company were $1,339 in 1998 and $1,110 in 1997. The refunds to Dominguez Properties were $6,176 in 1998 and $6,176 in 1997.

         Dominguez also leases sites used for wells from Watson Land Company, Carson Estate Company, and Dominguez Properties. The rental costs for Watson Land Company were $40,732 in 1998 and $39,517 in 1997. The rental costs to Carson Estate Company were $19,674 in 1998 and $18,580 in 1997. The rental costs for Dominguez Properties were $3,846 in 1998 and $4,174 in 1997.

         Dominguez provides water service to these entities to the extent that they have property within the division.

         Dominguez purchases chlorine generation equipment and supplies from CSC. Company owns a 20% equity interest in CSC. Purchases from CSC totaled approximately $393,000 in 1998 and $733,000 in 1997.

         NOTE 14
         SUBSEQUENT EVENTS
         On January 1, 1999, Dominguez consummated the purchase agreements to acquire the assets of Lucerne Water Company, Rancho del Paradiso Water Company and Armstrong Valley Water Company. These acquisitions will be accounted for using the purchase method.

         In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The applications request a cumulative rate increase of $5,872,000, based on a requested return on equity of 10.66% for test year 2000, 10.73% for year 2001, and an attrition allowance for the year 2002. Dominguez and its subsidiaries anticipate that the new rates will be effective January 1, 2000. There can be no assurance, however, as to the amount of any rate increases that the Commission will approve.

         NOTE 15
         THE MERGER
         On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and CWS Utility Services, pursuant to which the Company's operations would have been merged into Cal Water. Under the terms of the Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would have been converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board received the opinion of its financial advisor, Paine Webber Inc., that this exchange ratio was fair to the shareholders of the Company's common stock from a financial point of view.

         On March 16, 1999, the Company announced that it had received an unsolicited proposal from American States Water Company (ASWC) offering to acquire all of the Company's outstanding common stock in a stock-for-stock merger. Under the ASWC proposal, each share of the Company's common stock would have been converted into the right to receive a number of ASWC shares intended to provide $32.50 of value for each of the Company's shares. The ASWC proposal also provided for a collar pursuant to which the minimum and maximum conversion ratios would be 1.11 and 1.35 ASWC shares for each Company share. The Company's financial advisor advised the Company's Board that this proposal was more favorable to the Company's shareholders than the terms of the Merger Agreement.

         On March 22, 1999, the Company and CWSG executed an amendment to the Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         The Company expects that the proposed merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock trade under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over
1.5 million people in 58 California communities.

         The completion of the proposed merger depends on a number of conditions being met as stated in the Merger Agreement, including: 1) Company shareholders must approve the Merger Agreement, 2) the Company and CWSG must receive all required regulatory approvals and any waiting periods required by law must have passed, which the Company expects to occur in the last quarter of 1999, and 3) the independent accountants must opine that the merger will qualify for "pooling of interest" accounting treatment.

         If the conditions of the Merger Agreement are not satisfied or if either the Company or CWSG decide not to complete the merger, certain payments are required under the terms of the Merger Agreement. If the merger is not consummated due to certain actions by the Company relating to alternative transactions, the Company will pay CWSG liquidated damages in the amount of $1.5 million. If the merger is not consummated, and, within 24 months of the effective date of the termination of the Merger Agreement, the Company consummates another merger, consolidation or similar transaction that is superior to the merger, the Company will pay to CWSG $1.2 million in liquidated damages (in addition to the $1.5 million discussed above).

         The Merger Agreement states that it may be terminated by the Company if the Board determines based on the advice of its financial advisor that the terms of the competing proposal are more favorable to the Company's shareholders. The Merger Agreement further states, however, that it may not be terminated under these circumstances by the Company until at least five business days after the Company has provided written notice to CWSG that the Company's Board has determined that a competing transaction is a "Superior Proposal," as defined in the Merger Agreement.

         The Company does not know at this time if it will receive any additional proposals from ASWC or any other company that will be superior to the terms of the amended Merger Agreement. If the Company were to terminate the Merger Agreement to enter into a transaction with another company, it could be obligated to pay CWSG liquidated damages as described above.

         The Company will hold a special meeting of shareholders to consider and vote upon the Merger Agreement.

         NOTE 16
         EARNINGS PER SHARE
         The following table reconciles basic and diluted earnings per share calculations. Shares in the table below have been restated to reflect the Company's stock split in January 1998 (See Note 2).


                                                         INCOME         SHARES         PER-SHARE
                                                      (DOLLARS IN                        AMOUNT
                                                       THOUSANDS)
FOR YEAR ENDED DECEMBER 31, 1998
                           Basic Earnings Per Share:

         Net income available to common shareholders           $924       1,506,512            $0.61
                                                                                   -----------------
                        Options issued to executives                          4,838
                                                    -------------------------------

                         Diluted Earnings Per Share:

         Net income available to common shareholders           $924       1,511,350            $0.61
                                                    ------------------------------------------------

FOR YEAR ENDED DECEMBER 31, 1997
                           Basic Earnings Per Share:

         Net income available to common shareholders         $2,021       1,506,512            $1.34
                                                                                   -----------------
                        Options issued to executives                            361
                                                    -------------------------------

                         Diluted Earnings Per Share:

         Net income available to common shareholders         $2,021       1,506,873            $1.34
                                                    ------------------------------------------------


         NOTE 17
         BUSINESS SEGMENTS
         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is a diversified water resource management company specializing in the delivery of high quality water supplies and has operations in two business segments, "Regulated" and "Non-Regulated," as well as general corporate charges.

         The Regulated business segment is comprised of water utilities, the largest of which is Dominguez Water Company, serving 100,000 people in the South Bay area of Los Angeles County. The Company's other water utilities, all located in California, are: Kern River Valley Water Company in Kern County, Antelope Valley Water Company in northern Los Angeles and Kern Counties, and Redwood Valley Water Company in Lake and Sonoma Counties. These subsidiaries in aggregate serve an additional 20,000 people.

         In the area of Non-Regulated water-related business segments, the Company holds a twenty percent equity stake in Chemical Services Company, the developer, manufacturer, and marketer of proprietary chlorine generation and treatment products. The Company is also active in water rights brokerage and water supply and system operation contracts. The Company accounts for the CSC investment under the equity method. See note 10 for additional information. Income from water right brokerage is derived from the selling and purchasing of leased water rights to pump groundwater.


         Profits and assets for each segment are presented below:
                   1998 (Dollars in Thousands)   REGULATED     NON-REGULATED       OTHER        TOTAL
                                                 ---------     -------------       -----        -----
                             Operating revenue       $25,267                 $-           $-     $25,267
             Inter-segment revenues (expenses)           275              (275)            -           -
                                  Other income            49                669            -         718
                              Interest revenue            17                 29            -          46
             Interest and amortization expense           804                 66            -         870
                                  Depreciation         1,439                  -            -       1,439
                Extraordinary item, net of tax             -                  -          499         499
                            Segment net income         1,119                304        (499)         924
                                Segment assets        51,575              1,060            -      52,635

                   1997 (Dollars in Thousands)
                             Operating revenue       $26,818                 $-           $-     $26,818
                                  Other income           151                438            -         589
                              Interest revenue             8                 49            -          57
             Interest and amortization expense           673                 85            -         758
                                  Depreciation         1,341                  -            -       1,341
                            Segment net income         1,779                242            -       2,021
                                Segment assets        50,782                879            -      51,661

                   1996 (Dollars in Thousands)
                             Operating revenue       $24,705                 $-           $-     $24,705
                                  Other income           136                339            -         475
                              Interest revenue            12                  -            -          12
             Interest and amortization expense           659                  -            -         659
                                  Depreciation         1,307                  -            -       1,307
                            Segment net income         1,747                234            -       1,981
                                Segment assets        46,875                  -            -      46,875


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Dominguez Services Corporation:

We have audited the accompanying consolidated balance sheets of Dominguez Services Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominguez Services Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN
Los Angeles, California
March 24, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all directors and executive officers, indicating the positions and offices presently held by each.


-------------------------------------------------------------------------------------------------------------------
NAME,                                           PRINCIPAL OCCUPATION OR EMPLOYMENT                       DIRECTOR
POSITION AND OFFICE                    AGE      AND ALL OTHER POSITIONS WITH THE COMPANY                  SINCE
-------------------------------------------------------------------------------------------------------------------
Dwight C. Baum                         86      Senior Vice President of Paine Webber Incorporated          1962
Director                                       (and Predecessors), a brokerage house
-------------------------------------------------------------------------------------------------------------------

Brian J. Brady                         50      President, Chief Executive Officer, and Chairman of         1995
Director,                                      the Board of the Company since May 1996; President and
Chief Executive Officer and                    Chief Executive Officer of the Company since November
President                                      1995; Director, Irvine Ranch Water District,
                                               since 1998; prior, Assistant
                                               General Manager Public Utilities,
                                               City of Anaheim, since 1992;
                                               prior, Vice President and General
                                               Manager, Energy Services, Inc., a
                                               Subsidiary of Southern California
                                               Edison, since 1988.
-------------------------------------------------------------------------------------------------------------------

Richard M. Cannon                      57      Chief Executive Officer and President of Watson Land        1991
Director                                       Company, a privately held developer and owner of
                                               industrial centers and buildings,
                                               since 1994; prior, President of
                                               Watson Land Company since 1989.
-------------------------------------------------------------------------------------------------------------------

Terrill M. Gleoge                      63      Senior Vice President, Chief Financial Officer of           1991
Director                                       Carson Estate Company and affiliated entities, a
                                               privately held investment company since 1989.
-------------------------------------------------------------------------------------------------------------------

Thomas W. Huston                       37      Director of Leasing and Asset Management for Watson         1995
Director                                       Land Company since 1995; prior, Assistant Director of
                                               Leasing and Asset Management, and prior Leasing Agent
                                               for Watson Land Company.
-------------------------------------------------------------------------------------------------------------------

C. Bradley Olson                       58      President of Carson Estate Company since 1992; prior,       1993
Director                                       Division President and Corporate Vice President of The
                                               Irvine Company since 1984
-------------------------------------------------------------------------------------------------------------------

Langdon W. Owen                        68      President of Don Owen & Associates since 1973;              1994
Director                                       Consulting Engineer and Financial Advisor.
-------------------------------------------------------------------------------------------------------------------

Charles W. Porter                      68      Business Consultant since January 1996; prior,              1977
Director                                       President, Chief Executive Officer of the Company
                                               since 1980.
-------------------------------------------------------------------------------------------------------------------

Debra L. Reed                          42      President, Energy Distribution Services and Chief           1995
Director                                       Financial Officer, Southern California Gas Company,
                                               since 1998, prior, Senior Vice
                                               President of Southern California
                                               Gas Company, since 1995; and
                                               prior, Vice President, Southern
                                               California Gas Company since
                                               1988.



-------------------------------------------------------------------------------------------------------------------
John S. Tootle                         45      Vice President of Finance and Chief Financial Officer        NA
Chief Financial Officer,                       of the Company since April 1987.
Vice President of Finance,
Treasurer and Secretary

-------------------------------------------------------------------------------------------------------------------

There is no "family relationship" between any of the executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Set for below is certain information with respect to each of the Company' executive officers. All officers have served at the discretion of the Board of Directors.


-----------------------------------------------------------------------------------------------------------------
             NAME                   AGE                POSITION WITH THE COMPANY             YEARS AS OFFICER
-----------------------------------------------------------------------------------------------------------------
Brian J. Brady                       50       President, Chief Executive Officer, and                3
                                              Chairman of the Board
-----------------------------------------------------------------------------------------------------------------
John S. Tootle                       45       Chief Financial Officer, Vice President of            12
                                              Finance, Treasurer and Secretary
-----------------------------------------------------------------------------------------------------------------


                                            SUMMARY COMPENSATION TABLE

The following table sets for the compensation paid by the Company and options and long-term incentive plans awarded in 1998 and its two prior fiscal years to the Company's Chief Executive Officer and three other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1998.


------------------------------------------------------------------------------------------------------------------
          NAME & PRINCIPAL POSITION                 YEAR           SALARY           BONUS         AUTO & OTHER
                                                                                                  COMPENSATION
------------------------------------------------------------------------------------------------------------------
Brian J. Brady                                      1998           $158,226.29      $26,402.00          $3,600.00
------------------------------------------------------------------------------------------------------------------
President & Chief Executive Officer                 1997            150,009.60       16,200.00           3,920.54
------------------------------------------------------------------------------------------------------------------
                                                    1996            149,023.60        2,000.00            3766.80
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
John S. Tootle                                      1998            113,834.92       15,295.00           4,275.00
------------------------------------------------------------------------------------------------------------------
Chief Financial Officer, Treasurer, Vice            1997            113,297.61        8,800.00           4,140.23
------------------------------------------------------------------------------------------------------------------
President of Finance, Secretary                     1996            110,557.60        6,200.00           5,116.60
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Susan L. Leone                                      1998             88,237.36       11,815.00           6,503.50
------------------------------------------------------------------------------------------------------------------
Director of Integrated Services                     1997             87.721.66               -           6,672.71
------------------------------------------------------------------------------------------------------------------
                                                    1996              6,731.20               -                  -
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Terry H. Witthoft                                   1998             90,771.15       12,015.00             660.00
------------------------------------------------------------------------------------------------------------------
Director of Resource Development                    1997             90,232.02        6,900.00             660.00
------------------------------------------------------------------------------------------------------------------
                                                    1996             87,592.00        4,200.00             720.00
------------------------------------------------------------------------------------------------------------------

                                       OPTIONS AND LONG-TERM INCENTIVE PLANS


---------------------------------------------------------------------------------------------------------------
     YEAR            NAME                NUMBER OF      PERFORMANCES OR OTHER PERIOD UNTIL    EXPIRATION DATE
                                        SECURITIES              MATURATION OR PAYOUT
                                        UNDERLYING
                                          OPTIONS
---------------------------------------------------------------------------------------------------------------
1998            Brian J. Brady             4,500        1,125 options every year for the      July 14, 2008
                                                        next four years.
---------------------------------------------------------------------------------------------------------------
                John S. Tootle             2,700        675 options every year for the next   July 14, 2008
                                                        four years.
---------------------------------------------------------------------------------------------------------------
                Susan L. Leone             2,100        525 options every year for the next   July 14, 2008
                                                        four years.
---------------------------------------------------------------------------------------------------------------
                Terry H. Witthoft          2,100        525 options every year for the next   July 14, 2008
                                                        four years.
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
1997            Brian J. Brady             9,000        2,250 options exercisable and 2,250   June 23, 2007
                                                        options every year for the next
                                                        three years.
---------------------------------------------------------------------------------------------------------------
                John S. Tootle             5,400        1,350 options exercisable and 1,350   June 23, 2007
                                                        options every year for the next
                                                        three years.
---------------------------------------------------------------------------------------------------------------
                Susan L. Leone             3,000        750 options exercisable and           June 23, 2007
                                                        750 options every year for the next
                                                        three years.
---------------------------------------------------------------------------------------------------------------
                Terry H. Witthoft          4,200        1,050 options every year for the      June 23, 2007
                                                        next three years.
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

In accordance with the Plan and the granted option agreements as of December 31, 1998, vesting of options granted will be accelerated so such options will be exercisable prior to a change in control of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of January 28, 1999, with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially five percent or more of any class of the Company's outstanding common stock, (ii) each director nominee and named executive officer, and (iii) all directors and executive officers as a group. Each shareholder has sole voting and investment power with respect to such shares unless otherwise indicated.


                                                                 NUMBER OF SHARES AND           PERCENT OF COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER            NATURE OF BENEFICIAL OWNERSHIP      -----------------------
            ------------------------------------            ------------------------------
Carson Estate Company                                                    307,657                        20.4%
18710 South Wilmington, Suite 200
Rancho Dominguez, CA 90220

Watson Land Company                                                      132,894                        8.8%
515 South Figueroa Street, Suite 1910
Los Angeles, CA 90071

Dwight C. Baum                                                          33,750(1)                       2.2%
200 South Los Robles Avenue, Suite 645
Pasadena, CA 91101-2431

Richard M. Cannon                                                       132,894(2)                      8.8%
22010 South Wilmington Avenue, Suite 400
Carson, CA 90745

Terrill M. Gleoge                                                         1,500                           *
18710 South Wilmington Avenue, Suite 200
Rancho Dominguez, CA 90220

Thomas W. Huston                                                           750                            *
22010 South Wilmington Avenue, Suite 400
Carson, CA 90745

C. Bradley Olson                                                        308,157(3)                      20.4%
18710 South Wilmington Avenue, Suite 200
Rancho Dominguez, CA 90220

Langdon W. Owen                                                           9,950                           *
1300 Bristol North, Suite 290
Newport Beach, CA 92660

Charles W. Porter                                                         8,491                           *
400 Paseo Dorado
Long Beach, CA 90803

Debra L. Reed                                                              239                            *
555 West 5th Street
Los Angeles, CA 90013

Brian J. Brady                                                           4,380(4)                         *
21718 South Alameda Street
Long Beach, CA 90810

John S. Tootle                                                           5,141(5)                         *
21718 South Alameda Street
Long Beach, CA 90810

All Directors and Officers as a group, (10 persons)                     505,252(6)                      33.3%

*Less than one percent



1) All of such shares are owned by Mr. and Mrs. Baum as trustees of the Dwight C. Baum and Hildagarde E. Baum Trust. Mr. and Mrs. Baum share voting and investment powers with respect to such shares

2) All of such shares are owned by Watson Land Company, of which Mr. Cannon is president, chief executive officer, and a director. Mr. Cannon shares voting and investing powers with respect to such shares with the other directors of Watson Land Company.

3) 307,657 of such shares are owned by the Carson Estate Company, of which Mr. Olson is president and a director. Mr. Olson shares voting and investing powers with respect to such shares with the other directors of Carson Estate Company. The remaining 500 shares are owned by Mr. Olson individually.

4)   Includes 2,250 currently exercisable options held by Mr. Brady.

5)   Includes 1,350 currently exercisable options held by Mr. Tootle.

6) Includes shares described in footnotes (2) and (3) above, and includes 2,250 currently exercisable options held by Mr. Brady and 1,350 currently exercisable options held by Mr. Tootle.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Dominguez annually refunds a portion of revenue received from several water mains for which Watson Land Company, Carson Estate Company, and Dominguez Properties advanced the construction funds to Dominguez. The refunds to Watson Land Company were $17,250 in 1998 and $16,175 for 1997. The refunds to Carson Estate Company were $1,339 for 1998 and $1,110 for 1997. The refunds to Dominguez Properties were $6,176 for 1998 and $6,176 for 1997.

         Dominguez also leases sites used for wells from Watson Land Company, Carson Estate Company, and Dominguez Properties. The rental costs for Watson Land Company were $40,732 in 1998 and $39,517 for 1997. The rental costs for Carson Estate Company were $19,674 for 1998 and $18,580 for 1997. The rental costs for Dominguez Properties were $3,846 for 1998 and $4,174 for 1997.

         Dominguez provides water service to these entities to the extent that they have property within the division.

         Dominguez purchases chlorine generation equipment and supplies from CSC. Company owns a 20% equity interest in CSC. Purchases from CSC totaled approximately $393,000 in 1998 and $733,000 in 1997.

                                        PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)      The following exhibits are filed as part of the report

                          2.1      The Merger Agreement
                          2.2      Amendment to the Merger Agreement

                          23       Consent of Independent Public Accountants

                 (b)      The Company filed a Form S-8 on February 8, 1999.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOMINGUEZ SERVICES CORPORATION:

                                       By /s/ BRIAN J. BRADY
                                       ----------------------------------
                                       Brian J. Brady, Chief Executive Officer

                                       By /s/ JOHN S. TOOTLE
                                       ----------------------------------
                                       John S. Tootle, Chief Financial
                                       Officer, Treasurer, Secretary

                                       By /s/ CYNTHIA C. CHU
                                       ----------------------------------
                                       Cynthia C. Chu, Corporate Controller
                                       Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         DIRECTORS:


                         /s/ B. J. BRADY                         3/22/99
                         ----------------------------       -------------------
                         B. J. Brady, Chairman              Date

                         /s/ D. C. BAUM                          3/22/99
                         -----------------------------       -------------------
                         D. C. Baum                         Date

                         /s/ R. M. Cannon                        3/22/99
                         ----------------------------       -------------------
                         R. M. Cannon                       Date

                         /s/ T. M. GLOEGE                        3/26/99
                         ----------------------------       -------------------
                         T. M. Gloege                       Date

                         /s/ T. W. HUSTON                        3/22/99
                         ----------------------------       -------------------
                         T. W. Huston                       Date

                         /s/ C. B. OLSON                         3/22/99
                         ----------------------------       -------------------
                         C. B. Olson                        Date

                         /s/ L. W. Owen                          3/22/99
                         ----------------------------       -------------------
                         L. W. Owen                         Date

                         /s/  C. W. Porter                       3/22/99
                         ----------------------------       -------------------
                         C. W. Porter                       Date

                         /s/ D. L. Reed                          3/26/99
                         ----------------------------       -------------------
                         D. L. Reed                         Date