Form 10-Q
period 1999-03-31
DOMINGUEZ SERVICES CORP
filed 1999-05-17
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                 FORM 10 - Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   -------------------------------------------

                                 March 31, 1999
For Quarter Ended                                         On file No. 0-18677
                 -----------------------------------------

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

            21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (310) 834-2625
                                                  -----------------------------

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,560,979

                         DOMINGUEZ SERVICES CORPORATION

                                      INDEX
                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              (a)  Consolidated Income Statement for the                      3
                   Three Months Ending March 31, 1999 and 1998

              (b)  Consolidated Income Statement for the                      4
                   Twelve Months Ending March 31, 1999 and 1998

              (C)  Consolidated Balance Sheet as of                           5
                   March 31, 1999 and Consolidated
                   Balance Sheet as of December 31, 1998

              (D)  Consolidated Statements of Cash Flows                      6
                   for the Three Months Ending
                   March 31, 1999 and 1998

              (E)  Capitalization and Stockholders' Equity                    7
                   as of March 31, 1999

              (F)  Notes to Consolidated Financial                            8
                   Statements

     Item 2.       Management's Discussion and Analysis of                 8-12
                   Financial Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.       Legal Proceedings                                         13

     Item 6.       Exhibits and Reports on Form 8-K                          13

     Signature                                                               13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Company or group of companies for which report is filed: Dominguez Services Corporation, Dominguez Water Company, Antelope Valley Water Company, Kern River Valley Water Company (Consolidating Kernville Domestic Water Company and Arden Water Company), Redwood Valley Water Company and DSC Investments.

(a)      Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                                                           For the                     For the
                                                                                    Quarter Ending              Quarter Ending
                                                                                    March 31, 1999              March 31, 1998
                                                                                    --------------              --------------
          Operating revenue                                                         $    5,804,331              $    5,437,470

          Costs and expenses
               Operating expenses                                                        5,270,843                   4,878,597
               Interest expenses                                                           234,698                     213,389

               Total costs and expenses                                                  5,505,541                   5,091,986

          Income from operations                                                           298,790                     345,484

          Other income and deductions                                                      142,641                      85,658

          Income before taxes on income                                                    441,431                     431,142

          Provision for taxes on income                                                    171,675                     170,721

          Income before extraordinary item                                                 269,756                     260,421

          Extraordinary item, net of tax                                                    22,895                          --
                                                                                    --------------                          --

          Net income                                                                $      246,861              $      260,421
                                                                                    --------------              --------------
                                                                                    --------------              --------------
          Net income applicable to common shares                                    $      246,861              $      260,421

          Earnings per common share (basic & diluted)                               $         0.16              $         0.17

          Dividends per common share                                                $         0.24                        0.23

          Average common shares outstanding, basic                                       1,560,979                   1,506,512

          Average common shares outstanding, diluted                                     1,570,869                   1,508,181

          See accompanying notes to financial statements.

(b)     Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                                                       For the Twelve              For the Twelve
                                                                                        Months Ending               Months Ending
                                                                                       March 31, 1999              March 31, 1998
                                                                                       --------------              --------------
          Operating revenue                                                            $   25,633,996              $   27,087,621

          Costs and expenses
               Operating expenses                                                          23,086,907                  23,502,626
               Interest expenses                                                              891,500                     786,348

               Total costs and expenses                                                    23,978,407                  24,288,974

          Income from operations                                                            1,655,589                   2,798,647

          Other income and deductions                                                         709,283                     565,911

          Income before taxes on income                                                     2,364,872                   3,364,558

          Provision for taxes on income                                                       932,975                   1,365,919

          Income before extraordinary item                                                  1,431,897                   1,998,639

          Extraordinary item, net of tax                                                      521,416                          --
                                                                                       --------------                          --

          Net income applicable to common shares                                       $      910,481              $    1,998,639
                                                                                       --------------              --------------
                                                                                       --------------              --------------

          Earnings per common share (basic and diluted)                                         $0.60                       $1.32

          Dividends per common share                                                            $0.93                     $0.8825

          Average common shares outstanding, basic                                          1,520,129                   1,506,512

          Average common shares outstanding, diluted                                        1,567,407                   1,507,379

          See accompanying notes to financial statements.

(c)      Consolidated Balance Sheet (Unaudited)


                                                             As of                      As of
                                                    March 31, 1999          December 31, 1998
                                                    --------------          -----------------
ASSETS
    Plant and equipment                             $  70,380,146           $     67,894,203
    depreciation allowance                            (25,046,620)               (23,949,485)
                                                    --------------          -----------------
    net utility plant                                  45,333,526                 43,944,718


    construction work in progress                       1,610,298                    791,623
    non-utility property                                  562,389                    564,489
    current and accrued assets                          4,623,342                  4,837,702
    deferred debits                                     2,200,081                  2,215,195
                                                    --------------          -----------------
                                                    $  54,329,636           $     52,353,727
                                                    --------------          -----------------
                                                    --------------          -----------------
LIABILITIES
    Capital stock:
         Common - par value $1 per share
         Outstanding 1,560,979 shares               $  1,560,979
         Outstanding 1,506,512 shares                                       $      1,506,512

    Surplus:
         Capital surplus                                2,873,877                  2,005,352
         Earnings retained in business                 12,240,374                 12,368,147
                                                    --------------          -----------------
    Total capital                                      16,675,230                 15,880,011
                                                    --------------          -----------------

    Long-term debt:
         First mortgage bonds                           9,000,000                  9,000,000
         Other notes                                    3,126,989                  2,216,958
                                                    --------------          -----------------
    Total long-term debt                               12,126,989                 11,216,958
                                                    --------------          -----------------

    Current portion long-term debt                         56,000                     56,000
    Interim debt                                          800,000                    450,000
    Current and accrued liabilities                     5,032,659                  5,204,133
    Deferred taxes                                      4,361,321                  4,319,246
    Advances for construction                           5,656,087                  5,655,529
    Contribution in aid of construction                 6,169,449                  6,219,620
    Deferred credits                                    3,451,901                  3,352,230
                                                    --------------          -----------------
                                                    $  54,329,636           $     52,353,727
                                                    --------------          -----------------
                                                    --------------          -----------------

             See accompanying notes to financial statements.

(d)      Consolidated Statements of Cash Flow (Unaudited)


                                                                         For the Three           For the Three
                                                                        Months  Ending           Months Ending
                                                                        March 31, 1999          March 31, 1998
                                                                        --------------          --------------
  Cash Flow from Operating Activities:
          Net income                                                    $      246,861          $      260,421

          Adjustments to reconcile net income to net
          cash provided by operation activities:
          Depreciation and amortization                                        423,238                 383,451
          Deferred income tax and ITC                                           42,075                  42,195

          Change in assets and liabilities:
          Customers receivable                                                (296,398)                408,739
          Other receivable                                                    (182,383)               (178,703)
          Materials and supplies                                                 3,000                   --0--
          Accounts payable                                                    (491,544)               (835,432)
          Income Taxes Payable                                                 108,975                 142,006
          Deferred credits                                                     114,785                  31,244
          Other                                                                396,018                 109,067
                                                                        --------------          --------------
      Net Cash Provided by Operating Activities                                364,627                 362,988
                                                                        --------------          --------------

      Cash Flows from Investing Activities:
          Capital expenditures                                                (808,550)             (1,382,513)
                                                                        --------------          --------------
      Net Cash used in Investing Activities                                   (808,550)             (1,382,513)
                                                                        --------------          --------------

      Cash Flows from Financing Activities:
          Proceeds from contributions in aid of
            construction & advances                                            (49,613)                 76,083
          Repayment of long-term debt                                          (26,623)                 (6,910)
          Interim debt                                                         350,000                   --0--
          Dividends paid                                                      (374,634)               (346,497)
                                                                        --------------          --------------
      Net Cash used in Financing Activities                                   (100,870)               (277,324)
                                                                        --------------          --------------

      Net Decrease in Cash                                                   ($544,793)            ($1,296,849)

      Cash at Beginning of Year                                                708,764               2,137,339

      Cash at End of Year                                               $      163,971          $      840,490
                                                                        --------------          --------------
                                                                        --------------          --------------

      See accompanying notes to financial statements.

(e)      Capitalization and Stockholders' Equity (Unaudited)


                                                                Shares
                                                               Issued or                                  As of
                                                              Outstanding       Amount               March 31, 1999
                                                              -----------       ------               --------------
Debt:
  Long-term debt                                                                                     $   12,182,989
  Current sinking fund requirements                                                                         (56,000)
                                                                                                     --------------
Total debt maturing in more than twelve months                                                       $   12,126,989
                                                                                                     --------------
                                                                                                     --------------

Deferred credits                                                                                     $    3,451,901
                                                                                                     --------------
Stockholder's equity:




Common stock $1 par value                                      1,560,979                             $    1,560,979
Capital in excess of par value                                                                            2,873,877

Retained earnings:
  Balance at beginning of current fiscal year                                  $12,368,147
  Net income                                                                       246,861
  Cash dividends:
  Common stock @ $0.24                                                            (374,634)
                                                                               -----------
Balance at end of interim period                                                                         12,240,374
                                                                                                     --------------

Total stockholders' equity                                                                           $   16,675,230
                                                                                                     --------------
                                                                                                     --------------

See accompanying notes to financial statements.

(g)     Notes To Consolidated Financial Statements (Unaudited)

        1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.

        2. Business Segments: The following table lists the profit and assets for each segment of the Company:


         Three months ended                 Regulated      Non-regulated        Other           Total
         ------------------                 --------       -------------        -----           -----
     March 31, 1999
     Operating revenue                     $5,804,331                 --            --       $5,804,331
     Extraordinary item, net of tax                --                 --        22,895           22,895
     Other income                              57,888            160,459            --          218,347
     Segment net income                       198,405             71,351       (22,895)         246,861
     Segment assets                        53,102,612          1,227,023            --       54,329,635

     March 31, 1998
     Operating revenue                     $5,437,470                 --            --       $5,437,470
     Other income                              93,857             73,410            --          167,267
     Segment net income                       234,407             26,014            --          260,421
     Segment assets                        50,547,754            546,352            --       51,094,106


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Dominguez Services Corporation (the Company) has two wholly-owned subsidiaries: Dominguez Water Company and its operating subsidiaries (Dominguez), which are involved in regulated water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments.

        FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage registrants to provide prospective information about their companies without fear of litigation so long as the statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements.

        Certain statements in this Form 10-Q are forward-looking and, as such, involve risk and uncertainty. Uncertainties arise from management estimates about weather, environmental issues, legal contingencies and other matters which management cannot predict or are outside of their control, such as Y2K compliance by the Company's vendors. Actual results may vary from those projected or implied. This Form 10-Q should be read in conjunction with the Company's 1998 Annual Report on Form 10-K which includes: consolidated financial statements and footnote disclosures prepared in accordance with generally accepted accounting principles; management's discussion and analysis of financial condition and results of operations; and a detailed description of the Company's business.

        MERGER AGREEMENT

        As previously announced, on November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the "Merger Agreement") to merge with California Water Service Group (CWSG). On March 22,
        1999, the Company and CWSG executed an amendment to the Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares which is intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

        On April 7, 1999, the Company mailed the proxy prospectus to shareholders of record at the close of business on March 16, 1999. At a Special Meeting of Shareholders held on May 12, 1999, the Merger Agreement was approved.

        According to a preliminary schedule released May 10, 1999, by the California Public Utilities Commission (CPUC), the CPUC intends to issue a decision on the merger in January of 2000. The Company expects to complete the merger shortly after.

        RESULTS OF FIRST QUARTER OPERATIONS

        For the quarter ended March 31, 1999, earnings per share were $0.16, compared to $0.17 in the same period in 1998. Revenues for the quarter ended March 31, 1999, were $5,804,331 and net income was $246,861, compared to revenues of $5,437,470 and net income of $260,421 for the same period last year.

        For the twelve months ended March 31, 1999, earnings per share were $0.60, compared to $1.32 in the same period in 1998. Revenues for the twelve months ended March 31, 1999 were $25,633,996 and net income was $910,481, compared to revenues of $27,087,621 and net income of $1,998,639 for the same period last year.

        Water sales for the first quarter of the year increased by 13% from the same period last year. Revenues increased by 2%, or 41,000. Redwood Valley Water Company joined Dominguez at the beginning of the year and earned $132,000 in revenue.

        Dominguez South Bay purchased 1,462 acre feet, an increase of 39%, from the 1,055 acre feet purchased during the same period year. Water Costs for Dominguez South Bay increased 35% compared to the same period last year. Purchased water increased as two major wells were closed for rehabilitation. The company anticipates these two wells will be ready for production in April.

        WATER QUALITY

        Dominguez Is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis. With occasional minor exceptions, the Company meets all current primary drinking water standards.

        Dominguez is subject to other applicable environmental regulations related to the handling, storage and disposal of hazardous materials. Dominguez is currently in compliance with all such regulations.

        WATER SUPPLY

        As of april 1, 1999, the water supply outlook is good. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 1999. MWD has not yet indicated if a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 1999.

        Dominguez expects recycled water to be available in its area by the end of 1999.
        Over the next several years, Dominguez anticipates converting additional industrial and irrigation users to recycled water. Margins on recycled water sales will be equal to those of replaced potable sales.

        YEAR 2000 UPDATE

        READINESS: The Company established earlier this year a Year 2000 (Y2K) team to assess Y2K preparedness issues and ensure Y2K business system compliance. Additionally, the Company has developed and is in the process of implementing a long-range technology plan that includes computer system assessments and upgrades.

        Generally, all major information systems and technology are centralized at the Company's Long Beach headquarters. Several years ago, the Company transitioned from a central mini computer with "dumb" terminals to personal computers and function-specific servers with integration via a local area network. To date, this transition has progressed to the current fully integrated system which includes customer billing, accounting, human resources, well monitoring, and electronic mail throughout all the Company locations.

        The Company's Information Systems department has inventoried its various software programs and obtained Y2K compliance letters from all of its software vendors.

        Lastly, the Company has identified and is in the process of contacting suppliers and vendors with whom it has a material business relationship in order to assess their Y2K preparedness, as well as obtain compliance letters from them. The purpose of these contacts is to determine that suppliers and vendors will not encounter Y2K problems that may disrupt the Company's business processes. To date, the Company is in the process of obtaining Y2K compliance assurances from its two major suppliers, the Metropolitan Water District of Southern California and Southern California Edison, as well as working to resolve all other outstanding vendor-supplier issues. The Company has also surveyed all of its operating districts to assess specific needs with each district.

        COSTS: To date, Y2K preparedness costs have been immaterial. additionally, neither information systems nor other technology projects have been deferred as a result of Y2K efforts.

        RISKS: OPERATIONS. The greatest risk posed by Y2K is that the primary water supply source of Dominguez may be interrupted. This may occur as a result of wholesale suppliers (i.e. Metropolitan Water District) being unable to provide water to Dominguez or power sources being unavailable for Dominguez to operate its wells. Another risk Dominguez may encounter is that it may not be able to generate customer bills if the power sources are not available. At this time, the Company is unable to estimate the potential financial impacts of the risk scenarios described, which could be material.

               Legal: The Company is evaluating the increased risk of litigation due to potential Y2K problems and its insurance policies to determine if additional actions and insurance coverage are warranted.

        CONTINGENCY PLANS: The Company is in the process of preparing contingency plans for all of its districts to ensure continued water service to customers in the event primary water sources are interrupted. The Company already maintains in all of its service areas portable auxiliary power generators which can be used to supply power to operate wells in the event of the primary power source is interrupted. The portable generators will provide water service for a limited time.

        The Company is also in the process of identifying high profile water customers such as hospitals and preparing contingency plans for continued water service in the event of a Y2K disruption.

        STRATEGIC GROWTH PLAN

        At the beginning of the year, the Company completed the purchase of two previously announced northern California acquisitions, the Lucerne Water Company and the Armstrong and Rancho del Paradiso Water Companies. These acquisitions have been folded into the Company's newest operating subsidiary, Redwood Valley Water Company, which will provide the infrastructure needed for the Company's continued growth and expansion in northern California.

        Additionally, the Company reached a settlement agreement with CPUC staff in April on the acquisition of Coast Springs Water Company and Hawkins Water Service, and expects to receive final approval on the acquisitions in the second quarter. Both Coast Springs Water Company and Hawkins Water Service are located in northern California and will be operated by Redwood Valley Water Company.


        DIVIDEND INCREASED

        The Board of Directors has declared the Company's 145th consecutive quarterly dividend at $0.24 per share on common stock, to be paid on June 15, 1999, to shareholders of record as of June 1, 1999.

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

                                                 DOMINGUEZ SERVICES CORPORATION




Date:  May 14, 1999                           By:   /s/   John S. Tootle
     ---------------------------------           ------------------------------
                                                 John S. Tootle
                                                 CFO, Vice-President Finance