Form 10-Q
period 1999-06-30
DOMINGUEZ SERVICES CORP
filed 1999-08-16
CIK 860673

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      ----------------------------------

                               F O R M   1 0 - Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                      ----------------------------------

                                 JUNE 30, 1999
For Quarter Ended...........................................on file No. 0-18677

                        DOMINGUEZ SERVICES CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                           33-0391161
 ...............................................................................
(State of other jurisdiction                                   (I.R.S. Employer
incorporation or organization)                              Identification No.)

            21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
 ...............................................................................
(Address of principal executive offices)                             (Zip Code)

                                                                 (310) 834-2625
Registrant's telephone number, including area code.............................

 ...............................................................................
Former name, former address and former fiscal year, if changed since last report.


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

                        DOMINGUEZ SERVICES CORPORATION

                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  (a)  Consolidated Income Statement for the                    3
                       Three Months Ending June 30, 1999
                       and 1998

                  (b)  Consolidated Income Statement for the                    4
                       Six Months Ending June 30, 1999
                       and 1998

                  (c)  Consolidated Income Statement for the                    5
                       Twelve Months Ending June 30, 1999
                       and 1998

                  (d)  Consolidated Balance Sheet as of                         6
                       June 30, 1999 and Consolidated
                       Balance Sheet as of December 31, 1998

                  (e)  Consolidated Statements of Cash Flows                    7
                       for the Six Months Ending
                       June 30, 1999 and 1998

                  (f)  Capitalization and Stockholders' Equity                  8
                       as of June 30, 1999

                  (g)  Notes to Consolidated Financial                          9
                       Statements

         Item 2.       Management's Discussion and Analysis of               9-14
                       Financial Condition and Results of Operation

PART II - OTHER INFORMATION

         Item 1.       Legal Proceedings                                       15

         Item 6.       Exhibits and Reports on Form 8-K                        15

         Signature                                                             15

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

(a)      Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                                  For the          For the
                                                           Quarter Ending   Quarter Ending
                                                            June 30, 1999    June 30, 1998
                                                           --------------   --------------
     Operating revenue                                        $7,121,100       $6,166,222

     Costs and expenses
          Operating expenses                                   6,333,750        5,432,779
          Interest expenses                                      252,775          224,504

          Total costs and expenses                             6,586,525        5,657,283

     Income from operations                                      534,575          508,939

     Other income and deductions                                 314,042          143,521

     Income before taxes on income                               848,617          652,460

     Provision for taxes on income                               318,375          263,279

     Income before extraordinary item                            530,242          389,181

     Extraordinary item, net of tax                               90,708               --
                                                              ----------       ----------

     Net income                                                 $439,534         $389,181
                                                              ----------       ----------
                                                              ----------       ----------

     Net income applicable to common shares                     $439,534         $389,181

     Earnings per common share (basic & diluted)                   $0.28            $0.26

     Dividends per common share                                    $0.24            $0.23

     Average common shares outstanding, basic                  1,560,979        1,506,512

     Average common shares outstanding, diluted                1,563,603        1,506,896

     See accompanying notes to financial statements.

(b)      Consolidated Income Statement (Unaudited) - Six Months Ending:

                                                              For the Six      For the Six
                                                            Months Ending    Months Ending
                                                            June 30, 1999    June 30, 1998
                                                            -------------    -------------
     Operating revenue                                       $12,925,431      $11,603,692

     Costs and expenses
          Operating expenses                                  11,604,593       10,311,376
          Interest expenses                                      487,473          437,893

          Total costs and expenses                            12,092,066       10,749,269

     Income from operations                                      833,365          854,423

     Other income and deductions                                 456,686          229,177

     Income before taxes on income                             1,290,051        1,083,600

     Provision for taxes on income                               490,050          434,000

     Income before extraordinary item                            800,001          649,600

     Extraordinary item, net of tax                              113,603               --
                                                             -----------      -----------

     Net income                                                 $686,398         $649,600
                                                             -----------      -----------
                                                             -----------      -----------

     Net income applicable to common shares                     $686,398         $649,600

     Earnings per common share (basic & diluted)                   $0.44            $0.43

     Dividends per common share                                    $0.48            $0.46

     Average common shares outstanding, basic                  1,560,979        1,506,512

     Average common shares outstanding, diluted                1,566,016        1,507,702

     See accompanying notes to financial statements.

(c)      Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                           For the Twelve   For the Twelve
                                                            Months Ending    Months Ending
                                                            June 30, 1999    June 30, 1998
                                                           --------------   --------------
     Operating revenue                                       $26,588,874      $26,252,935

     Costs and expenses
          Operating expenses                                  23,987,878       22,933,406
          Interest expenses                                      945,913          796,466

          Total costs and expenses                            24,933,791       23,729,872

     Income from operations                                    1,655,083        2,523,063

     Other income and deductions                                 905,946          612,911

     Income before taxes on income                             2,561,029        3,135,974

     Provision for taxes on income                               988,071        1,275,468

     Income before extraordinary item                          1,572,958        1,860,506

     Extraordinary item, net of tax                              612,124               --
                                                              ----------       ----------

     Net income                                                 $960,834       $1,860,506
                                                              ----------       ----------
                                                              ----------       ----------

     Net income applicable to common shares                     $960,834       $1,860,506

     Earnings per common share, basic                              $0.63            $1.23

     Earnings per common share, diluted                            $0.62            $1.23

     Dividends per common share                                  $0.9400           $0.895

     Average common shares outstanding, basic                  1,533,746        1,506,512

     Average common shares outstanding, diluted                1,542,161        1,508,450

     See accompanying notes to financial statements.

(d)      Consolidated Balance Sheet (Unaudited)

                                                                     As of                As of
                                                             June 30, 1999    December 31, 1998
                                                             -------------    -----------------
     ASSETS
         Plant and equipment                                   $70,390,471         $67,894,203
         Depreciation allowance                                (25,445,004)        (23,949,485)
                                                               -----------         -----------
         Net utility plant                                      44,945,467          43,944,718


         Construction work in progress                           2,186,979             791,623
         Non-utility property                                      148,178             564,489
         Current and accrued assets                              6,588,998           4,837,702
         Deferred debits                                         2,192,198           2,215,195
                                                               -----------         -----------
                                                               $56,061,820         $52,353,727
                                                               -----------         -----------
                                                               -----------         -----------

     LIABILITIES
         Capital stock:
              Common - par value $1 per share
              Outstanding 1,560,979 shares                      $1,560,979
              Outstanding 1,506,512 shares                                          $1,506,512

         Surplus:
              Capital surplus                                    2,873,877           2,005,352
              Earnings retained in business                     12,305,275          12,368,147
                                                               -----------         -----------
         Total capital                                          16,740,131          15,880,011
                                                               -----------         -----------

         Long-term debt:
              First mortgage bonds                               9,000,000           9,000,000
              Other notes                                        3,125,025           2,216,958
                                                               -----------         -----------
         Total long-term debt                                   12,125,025          11,216,958
                                                               -----------         -----------

         Current portion long-term debt                             56,000              56,000
         Interim debt                                                   --             450,000
         Current and accrued liabilities                         6,419,493           5,204,133
         Deferred taxes                                          4,403,396           4,319,246
         Advances for construction                               5,543,581           5,655,529
         Contribution in aid of construction                     6,185,638           6,219,620
         Deferred credits                                        4,588,556           3,352,230
                                                               -----------         -----------
                                                               $56,061,820         $52,353,727
                                                               -----------         -----------
                                                               -----------         -----------

     See accompanying notes to financial statements.

(e)      Consolidated Statements of Cash Flow (Unaudited)

                                                                   For the Six      For the Six
                                                                 Months Ending    Months Ending
                                                                 June 30, 1998    June 30, 1999
                                                                 -------------    -------------
     Cash Flow from Operating Activities:
         Net income                                                  $686,398         $649,600

         Adjustments to reconcile net income to net
         cash provided by operation activities:
         Depreciation and amortization                                777,789          761,463
         Deferred income tax and ITC                                   84,150           84,270

         Change in assets and liabilities:
         Customers receivable                                        (854,972)        (134,135)
         Other receivable                                            (509,552)          58,903
         Materials and supplies                                         6,000            3,000
         Accounts payable                                             225,796         (228,260)
         Income taxes payable                                         326,626          (23,972)
         Deferred credits                                           1,259,323           96,245
         Other                                                      1,642,316          (96,402)
                                                                   ----------       ----------
     Net  Cash Provided by Operating Activities                     3,643,874        1,170,712
                                                                   ----------       ----------

     Cash Flows from Investing Activities:
         Capital expenditures                                      (1,395,556)      (2,332,859)
                                                                   ----------       ----------
     Net Cash used for Investing Activities                        (1,395,556)      (2,332,859)
                                                                   ----------       ----------

     Cash Flows from Financing Activities:
         Proceeds(repayments) from contributions in aid of
         construction & advances                                     (145,930)         147,842
         Repayment of long-term debt                                  (28,587)         (36,182)
         Dividends paid                                              (749,270)        (692,996)
         Payoff interim debt                                         (450,000)           --0--
                                                                   ----------       ----------
     Net Cash used for Financing Activities                        (1,373,787)        (581,336)
                                                                   ----------       ----------

     Net Increase (Decrease) in Cash                                  874,531      ($1,743,483)

     Cash at Beginning of Year                                        708,764        2,137,339
                                                                   ----------       ----------

     Cash at End of Year                                           $1,583,295         $393,856
                                                                   ----------       ----------
                                                                   ----------       ----------

     See accompanying notes to financial statements.

(f)      Capitalization and Stockholders' Equity (Unaudited)

                                                                                              As of
                                                                                      June 30, 1999
                                                                                      -------------
     Debt:
       Long-term debt                                                                  $12,181,025
       Current sinking fund requirements                                                   (56,000)
                                                                                       -----------
     Total debt maturing in more than twelve months                                    $12,125,025
                                                                                       -----------
                                                                                       -----------

     Deferred credits                                                                   $4,588,556
                                                                                       -----------
                                                                                       -----------

     Stockholder's equity:


                                                           Shares
                                                          issued or
                                                         outstanding     Amount
                                                         -----------   ------------
     Common stock $1 par value                            1,560,979                     $1,560,979
     Capital in excess of par value                                                      2,873,877

     Retained earnings:
       Balance at beginning of current fiscal year                     $12,368,147
       Net income                                                          686,398
       Cash dividends:
       Common stock @ $0.48                                               (749,270)
                                                                       -----------
     Balance at end of interim period                                                   12,305,275
                                                                                       -----------

     Total stockholder's equity                                                        $16,740,131
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

         2. Business Segments: The following table lists the profit and assets for each segment of the Company:

                                                                   Non-
                Six months ended                   Regulated     regulated       Other         Total
                ----------------                   ---------     ---------       -----         -----
         June 30, 1999
         Operating revenue                        $12,925,431           --           --     $12,925,431
         Extraordinary item, net of tax*                   --           --      113,603         113,603
         Other income                                 140,773      497,090           --         637,863
         Segment net income                           556,313      243,688     (113,603)        686,398
         Segment assets                            54,899,973    1,161,847           --      56,061,820

         June 30, 1998
         Operating revenue                        $11,603,892                        --      11,603,692
         Other income                                 144,221      224,818           --         369,039
         Segment net income                           553,871       95,729           --         649,600
         Segment assets                            51,731,360      117,264           --      51,848,624

         * See Merger Agreement in Item 2 below for explanation of "extraordinary item."

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

         MERGER AGREEMENT

         As previously announced, on November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG). On March 22, 1999, the Company and CWSG executed an amendment to the Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares which is intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

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

         Merger expenses for the first six months of 1999 recorded as "extraordinary item" totaled $189,000, or $114,000 net of tax effect. Expenses associated with the merger recorded as "extraordinary item" for year ended 1998 totaled $814,000, or $499,000 net of tax effect.

         RESULTS OF OPERATIONS

         For the quarter ended June 30, 1999, earnings per share were $0.28, compared to $0.26 in the same period in 1998. Revenues for the quarter ended June 30, 1999, were $7,121,100 and net income was $439,534, compared to revenues of $6,166,222 and net income of $389,181 for the same period last year.

         Earnings per share for the first half of 1999 were $0.44, which compared with $0.43 last year. Revenues for the six months ended June 30, 1999, were $12,925,431 and net income was $686,398, compared to revenues of $11,603,692 and net income of $649,600 for the same period last year.

         For the twelve months ended June 30, 1999, basic and diluted earnings per share were $0.63 and $0.62 respectively, compared to $1.23 in the same period in 1998 for both basic and diluted earnings per share. Revenues for the twelve months ended June 30, 1999 were $26,588,874 and net income was $960,834, compared to revenues of $26,252,935 and net income of $1,860,506 for the same period last year.

         Water sales for the first six months of the year increased by 15% from the same period last year. Revenues increased by 11%, or 1,322,000. The Redwood Valley Water Company joined Dominguez at the beginning of the year and earned $297,000 in revenue for the first six months of the year.

         Dominguez South Bay purchased 9,950 acre feet of water during the six months ended June 30, 1999, an increase of 31% from the 7,590 acre feet purchased during the same period last year. Water costs for Dominguez South Bay increased 30% during the six months ended June 30, 1999 as compared to the same period last year. Purchased water also increased during this period due to additional water sales and two major wells that were closed for rehabilitation. These two wells were back in production in April.

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

         WATER SUPPLY

         As of May 1, 1999, the water supply outlook is excellent. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 1999. The Metropolitan Water District has not yet indicated if a full complement of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 1999.

         Dominguez expects recycled water to be available in its South Bay area by the end of 1999. Over the next several years, Dominguez anticipates converting industrial and irrigation users to recycled water. Margins on recycled water sales will be equal to those of replaced potable sales.

         SALE OF CSC

         On December 20, 1996, DSC Investments, the non-regulated subsidiary of the Company, invested $350,000 in Chemical Services Company (CSC) to acquire a 20% equity ownership interest with the option to acquire an additional 40% over the next 5 years. In April 1999, the Company notified CSC that the Company did not intend to exercise its option to acquire an additional equity ownership in CSC. Furthermore, the Company agreed to sell back to the principals of CSC the Company's 20% equity ownership in CSC.

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

         Lastly, the Company has identified and is in the process of contacting suppliers and vendors with whom it has a material business relationship in order to assess their Y2K preparedness, as well as obtain compliance letters from them. The purpose of these contacts is to determine that suppliers and vendors will not encounter Y2K problems that may disrupt the Company's business processes. To date, the Company is in the process of obtaining Y2K compliance assurances from its two major suppliers, the Metropolitan Water District of Southern California and Southern California Edison, and is working to resolve all other outstanding vendor-supplier issues. The Company has also surveyed all of its operating districts to assess specific needs with each district.

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

         CONTINGENCY PLANS: The Company has completed the process of preparing contingency plans for all of its districts to ensure continued water service to customers in the event primary water sources are interrupted. The Company already maintains in all of its service areas portable auxiliary power generators which can be used to supply power to operate wells in the event that the primary power source is interrupted. The portable generators will provide water service for a limited time.

         The Company is also in the process of identifying high profile water customers such as hospitals and preparing contingency plans for continued water service in the event of a Y2K disruption.

         Staffing and emergency procedures have been addressed and plans have been put into place. The formal contingency plan was filed with the CPUC on July 1, 1999.

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

         On August 7, the Company completed the acquisition of Hawkins Water Service, a 50-customer system, which will be integrated into Redwood Valley Water Company's operations. The Company has also received approval from the CPUC to acquire Coast Springs Water Company, with 250 customers, and expects to close the transaction in the third quarter.

         DIVIDEND INCREASED

         The Board of Directors has declared the Company's 146th consecutive quarterly dividend at $0.24 per share on common stock to be paid on September 15, 1999, to shareholders of record as of September 1, 1999.

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

                                       DOMINGUEZ SERVICES CORPORATION

Date:       August 13, 1999             By:     /S/  John S. Tootle
     ----------------------------          ------------------------------
                                               John S. Tootle
                                               CFO, Vice-President Finance