Form 10-Q
period 1999-09-30
DOMINGUEZ SERVICES CORP
filed 1999-11-15
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                               September 30, 1999
For Quarter Ended............................................on file No. 0-18677

                         DOMINGUEZ SERVICES CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                            33-0391161
 ................................................................................
(State of other jurisdiction                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

            21718 SOUTH ALAMEDA STREET, LONG BEACH, CALIFORNIA 90810
 ................................................................................
(Address of principal executive offices)                              (Zip Code)

                                                                  (310) 834-2625
Registrant's telephone number, including area code..............................

 ................................................................................
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ________X________        NO _________________

                     (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,560,979

                         DOMINGUEZ SERVICES CORPORATION

                                      INDEX

                                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  (a)      Consolidated Income Statement for the                                                       3
                           Quarter Ended September 30, 1999
                           and 1998

                  (b)      Consolidated Income Statement for the                                                       4
                           Nine Months Ending September 30, 1999
                           and 1998

                  (c)      Consolidated Income Statement for the                                                       5
                           Twelve Months Ending September 30, 1999
                           and 1998

                  (d)      Consolidated Balance Sheet as of                                                            6
                           September 30, 1999 and Consolidated
                           Balance Sheet as of December 31, 1998

                  (e)      Consolidated Statements of Cash Flows                                                       7
                           for the Nine Months Ending
                           September 30, 1999 and 1998

                  (f)      Capitalization and Stockholders' Equity                                                     8
                           as of September  30, 1999

                  (g)      Notes to Consolidated Financial                                                             9
                           Statements

         Item 2.           Management's Discussion and Analysis of                                                 10-15
                           Financial Condition and Results of Operation

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                                          16

         Item 6.           Exhibits and Reports on Form 8-K                                                           16

         Signature                                                                                                    16

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

(a)      Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:

                                                                 For the            For the
                                                          Quarter Ending     Quarter Ending
                                                      September 30, 1999 September 30, 1998
                                                      ------------------ ------------------
     Operating revenue                                        $8,274,112         $7,682,087

     Costs and expenses
          Operating expenses                                   6,918,733          6,800,686
          Interest expenses                                      239,273            214,882

          Total costs and expenses                             7,158,006          7,015,568

     Income from operations                                    1,116,106            666,519

     Other income and deductions                                  53,781            183,081

     Income before taxes on income                             1,169,887            849,600

     Provision for taxes on income                               463,175            338,000

     Income before extraordinary item                            706,712            511,600

     Extraordinary item, net of tax                               20,896                 --
                                                              ----------         ----------

     Net income applicable to common shares                   $  685,816         $  511,600
                                                              ==========         ==========

     Earnings per common share (basic & diluted)              $     0.44         $     0.34

     Dividends per common share                               $   0.2400         $   0.2300

     Average common shares outstanding, basic                  1,560,979          1,506,512

     Average common shares outstanding, diluted                1,563,840          1,507,500

See accompanying notes to financial statements

(b)      Consolidated Income Statement (Unaudited) - Nine Months Ending:

                                                      For the Nine Months        For the Nine
                                                                   Ending       Months Ending
                                                       September 30, 1999  September 30, 1998
                                                       ------------------  ------------------
     Operating revenue                                        $21,199,543         $19,285,778

     Costs and expenses
          Operating expenses                                   18,523,326          17,112,064
          Interest expenses                                       726,746             652,775

          Total costs and expenses                             19,250,072          17,764,839

     Income from operations                                     1,949,471           1,520,939

     Other income and deductions                                  510,466             412,260

     Income before taxes on income                              2,459,937           1,933,199

     Provision for taxes on income                                953,225             772,000

     Income before extraordinary item                           1,506,712           1,161,199

     Extraordinary item, net of tax                               134,499                  --
                                                       ------------------  ------------------

     Net income applicable to common shares                   $ 1,372,213         $ 1,161,199
                                                       ==================  ==================

     Earnings per common share, basic                         $      0.88         $      0.77

     Earnings per common share, diluted                       $      0.87         $      0.77

     Dividends per common share                               $    0.7200         $    0.6900

     Average common shares outstanding, basic                   1,560,979           1,506,512

     Average common shares outstanding, diluted                 1,568,897           1,509,045

     See accompanying notes to financial statements

(c)      Consolidated Income Statement (Unaudited) - Twelve Months Ending:

                                                           For the Twelve      For the Twelve
                                                            Months Ending       Months Ending
                                                       September 30, 1999  September 30, 1998
                                                       ------------------  ------------------
     Operating revenue                                        $27,180,900         $25,764,394

     Costs and expenses
          Operating expenses                                   24,105,925          22,949,439
          Interest expenses                                       944,162             817,186

          Total costs and expenses                             25,050,087          23,766,625

     Income from operations                                     2,130,813           1,997,769

     Other income and deductions                                  750,504             637,163

     Income before taxes on income                              2,881,317           2,634,932

     Provision for taxes on income                              1,113,246           1,071,363

     Income before extraordinary item                           1,768,071           1,563,569

     Extraordinary item, net of tax                               633,020                  --
                                                       ------------------  ------------------

     Net income applicable to common shares                   $ 1,135,051         $ 1,563,569
                                                       ==================  ==================

     Earnings per common share (basic and diluted)            $      0.73         $      1.04

     Dividends per common share                               $      0.95         $    0.9075

     Average common shares outstanding, basic                   1,547,362           1,506,512

     Average common shares outstanding, diluted                 1,557,379           1,509,781

     See accompanying notes to financial statements

(d)      Consolidated Balance Sheet (Unaudited)

                                                              As of                 As of
                                                 September 30, 1999     December 31, 1998
                                                 ------------------    ------------------
     ASSETS
         Plant and equipment                           $ 70,490,696           $67,894,203
         Depreciation allowance                         (26,008,475)          (23,949,485)
                                                       ------------           -----------
         Net utility plant                               44,482,221            43,944,718


         Construction work in progress                    3,397,090               791,623
         Non-utility property                               148,178               564,489
         Current and accrued assets                       6,220,747             4,837,702
         Deferred debits                                  2,192,633             2,215,195
                                                       ------------           -----------
                                                       $ 56,440,869           $52,353,727
                                                       ============           ===========

     LIABILITIES
         Capital stock:
              Common - par value $1 per share
              Outstanding 1,560,979 shares             $  1,560,979
              Outstanding 1,506,512 shares             $  1,506,512

         Surplus:
              Capital surplus                             2,873,877             2,005,352
              Earnings retained in business              12,616,455            12,368,147
                                                       ------------           -----------
         Total capital                                   17,051,311            15,880,011
                                                       ------------           -----------

         Long-term debt:
              First mortgage bonds                        9,000,000             9,000,000
              Other notes                                 3,037,622             2,216,958
                                                       ------------           -----------
         Total long-term debt                            12,037,622            11,216,958
                                                       ------------           -----------

         Current portion long-term                           56,000                56,000
         debt
         Interim debt                                            --               450,000
         Current and accrued liabilities                  6,373,415             5,204,133
         Deferred taxes                                   4,445,471             4,319,246
         Advances for construction                        5,543,581             5,655,529
         Contributions in aid of construction             6,208,551             6,219,620
         Deferred credits                                 4,724,918             3,352,230
                                                       ------------           -----------
                                                       $ 56,440,869           $52,353,727
                                                       ============           ===========

                 See accompanying notes to financial statements.

(e)      Consolidated Statements of Cash Flow (Unaudited)

                                                                      For the Nine             For the Nine
                                                                     Months Ending            Months Ending
                                                                September 30, 1999       September 30, 1998
                                                                ------------------       ------------------
Cash Flow from Operating Activities:
    Net income                                                     $ 1,372,213             $ 1,161,199

    Adjustments to reconcile net income to net cash
    provided by operation activities:
    Depreciation and amortization                                    1,171,978               1,092,055
    Deferred income tax and ITC                                        126,225                 126,345

    Change in assets and liabilities:
    Customers receivable                                              (798,893)               (357,993)
    Other receivable                                                  (543,177)                 50,511
    Materials and supplies                                               9,000                   6,000
    Accounts payable                                                   269,652                 567,444
    Income taxes payable                                               167,094                  94,169
    Deferred credits                                                 1,395,250                 742,499
    Other                                                            1,672,817                (156,049)
                                                                   -----------             -----------
Net  Cash Provided by Operating Activities                           4,842,159               3,326,180
                                                                   -----------             -----------

Cash Flows from Investing Activities:
    Capital expenditures                                            (2,705,892)             (3,706,876)
                                                                   -----------             -----------
Net Cash used for Investing Activities                              (2,705,892)             (3,706,876)
                                                                   -----------             -----------

Cash Flows from Financing Activities:
    Proceeds (repayment) from contributions in
      aid of construction & advances                                  (123,017)                 47,647
    Repayment of long-term debt                                       (115,990)                (39,089)
    Dividends paid                                                  (1,123,905)             (1,039,490)
    Payoff interim debt                                               (450,000)                     --
                                                                   -----------             -----------
Net Cash used by Financing Activities                               (1,812,912)             (1,030,932)
                                                                   -----------             -----------

Net Increase (Decrease) in Cash                                    $   323,355             ($1,411,628)

Cash at Beginning of Year                                              708,764               2,137,339
                                                                   -----------             -----------

Cash at End of Year                                                $ 1,032,119             $   725,711
                                                                   ===========             ===========

See accompanying notes to financial statements

(f)      Capitalization and Stockholders' Equity (Unaudited)

                                                                                                          As of
                                                                                             September 30, 1999
                                                                                             ------------------
     Debt:
       Long-term debt                                                                             $ 12,093,622
       Current sinking fund requirements                                                               (56,000)
                                                                                                  ------------
     Total debt maturing in more than twelve months                                               $ 12,037,622
                                                                                                  ============

             Stockholders' equity:                                       Shares
                                                                      issued or
                                                                    outstanding       Amount
                                                                    -----------     ----------
     Common stock $1 par value                                        1,560,979                    $ 1,560,979
     Capital in excess of par value                                                                  2,873,877

     Retained earnings:
       Balance at beginning of current fiscal year                                  $12,368,147
       Net income                                                                     1,372,213
       Cash dividends:
       Common stock @ $0.72                                                          (1,123,905)
                                                                                    -----------
     Balance at end of interim period                                                               12,616,455
                                                                                                   -----------
     Total stockholders' equity                                                                    $17,051,311
                                                                                                   ===========


See accompanying notes to financial statements.

(g)      Notes to Consolidated Financial Statements (Unaudited)

         1. In the opinion of management, information furnished herein reflects adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.


         2. Business Segments: The following table lists the profit and assets for each segment of the Company:

     Nine months ended                   Regulated      Non-regulated         Other            Total
     -----------------                   ---------      -------------         -----            -----
     September 30, 1999
     Operating revenue                 $ 21,119,543                --              --     $ 21,199,543
     Extraordinary item, net of tax*             --                --        (134,499)        (134,499)
     Other income                           232,032           574,746              --          806,778
     Segment net income                   1,250,235           256,477        (134,499)       1,372,213
     Segment assets                      55,413,850         1,027,019              --       56,440,869

     September 30, 1998
     Operating revenue                 $ 19,285,778                                --     $ 19,285,778
     Other income                           191,621           419,408              --          611,029
     Segment net income                     967,425           193,774              --        1,161,199
     Segment assets                      53,406,198           403,059              --       53,809,257


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

         MERGER AGREEMENT

         As previously announced, on November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG). On March 22, 1999, the Company and CWSG executed an amendment to the Merger Agreement, which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG common shares which is intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         On April 7, 1999, the Company mailed the proxy prospectus to shareholders of record at the close of business on March 16, 1999. At a Special Meeting of Shareholders held on May 12, 1999, the Merger Agreement was approved.

         On February 5, 1999, the Company's regulated water company (Dominguez) and CWSG's regulated utility (Cal Water) filed a joint application the California Public Utilities Commission (CPUC) requesting its approval for the proposed merger. In May a preliminary hearing was held and a schedule was set calling for the CPUC Staff to issue its report in mid October and for evidentiary hearings to begin November 1, 1999.

         On October 12, 1999 Staff issued its report ("Staff Report") opposing Dominguez' merger with Cal Water. The Staff Report asserts that Dominguez' ratepayers will bear the risk of higher costs associated with the write up in rate base with no substantial benefits. However, the Staff Report did not take into consideration Cal Water's guarantee that Dominguez customers' rates will never increase as a result of the merger. Under the guarantee, if higher merger costs are not offset by lower operating costs, a permanent adjustment is recorded to reduce operating costs to eliminate any rate impact. The Company and Cal Water continue to believe that the merger is in the best interest of their ratepayers, and the proposed guarantee, if needed, serves to protect the ratepayers.

         Evidentiary hearings scheduled for November 1, 1999 have been continued and are expected to resume November 15, 1999. At that time, the Company and the CPUC Staff will have the opportunity to present their arguments before the CPUC Administrative Law Judge (ALJ). The ALJ is then scheduled to issue a proposed decision in December. The Commission will then consider the ALJ's proposed decision and issue its final decision, expected in January 2000.

         Merger expenses for the first nine months of 1999 recorded as "extraordinary item" totaled $224,165, or $134,499 net of tax effect. Expenses associated with the merger recorded as "extraordinary item" for the year ended 1998 totaled $814,000, or $499,000 net of tax effect.

         RESULTS OF OPERATIONS

         For the quarter ended September 30, 1999, earnings per share were $0.44, compared to $0.34 in the same period in 1998. Revenues for the quarter ended September 30, 1999, were $8,274,112 and net income was $685,816, compared to revenues of $7,682,087 and net income of $511,600 for the same period last year.

         Basic and diluted earnings per share for the first nine months of 1999 were $0.88 and $0.87 respectively, which compared with $0.77 for both basic and diluted earnings per share for the same period last year. Revenues for the nine months ended September 30, 1999, were $21,199,543 and net income was $1,372,213, compared to revenues of $19,285,778 and net income of $1,161,199 for the same period last year.

         For the twelve months ended September 30, 1999, earnings per share were $.73, compared to $1.04 in the same period in 1998. Revenues for the twelve months ended September 30, 1999 were $27,180,900 and net income was $1,135,051, compared to revenues of $25,764,394 and net income of $1,563,569 for the same period last year.

         Water sales for the first nine months of the year increased by 11.9% from the same period last year. Revenues increased by 9.9%, or $1,914,000. The Redwood Valley Water Company joined Dominguez at the beginning of the year and recorded $506,000 in revenue for the first nine months of the year.

         Dominguez South Bay purchased 16,829 acre feet of water during the nine months ended September 30, 1999, an increase of 16.4% from the 14,463 acre feet purchased during the same period last year. Water costs for Dominguez South Bay increased 15.2% during the nine months ended September 30, 1999 as compared to the same period last year. Purchased water increased during the beginning part of the year as several wells were not producing at their full capacity. A new well will be placed in production in November, increasing Dominguez South Bay the capacity to pump all of its water rights.

         REGULATORY AFFAIRS

         The Company requested authorization from the CPUC to increase rates for its South Bay, Kern River Valley, and Antelope Valley service areas. The Company has reached a settlement with CPUC staff and expects final authorization by mid-December 1999. Rate increases will become effective in January 2000 and are expected to generate additional revenues of approximately $1,420,000 in 2000, $330,000 in 2001, and $110,000 in 2002.

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

         WATER SUPPLY

         As of May 1, 1999, the water supply outlook is excellent. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 1999. The Metropolitan Water District has not yet indicated if a full complement of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for reminder of 1999.

         Dominguez expects recycled water to be available in its South Bay area by the end of 1999. Over the next several years, Dominguez anticipates converting industrial and irrigation users to recycled water. Margins on recycled water sales will be equal to those of replaced potable sales.

         SALE OF CSC

         On December 20, 1996, DSC Investments, the non-regulated subsidiary of the Company, invested $350,000 in Chemical Services Company (CSC) to acquire a 20% equity ownership interest with the option to acquire an additional 40% over the next five years. In April 1999, the Company notified CSC that the Company did not intend to exercise its option to acquire an additional equity ownership in CSC. Furthermore, the Company sold back to the principals of CSC the Company's 20% equity ownership in CSC, which resulted in a gain of $120,000.

         YEAR 2000 UPDATE

         READINESS: The Company established earlier this year a Year 2000 (Y2K) team to assess Y2K preparedness issues and ensure Y2K business system compliance. Additionally, the Company has developed and is in the process of implementing a long-range technology plan that includes computer system assessments and upgrades.

         Generally, all major information systems and technology are centralized at the Company's South Bay headquarters. Several years ago, the Company transitioned from a central mini computer with "dumb" terminals to personal computers and function-specific servers integrated via a local area network. To date, this transition has progressed to the current fully integrated system, which includes customer billing, accounting, human resources, well monitoring, and electronic mail throughout all the Company's locations.

         The Company's Information Systems department has inventoried its various software programs and obtained Y2K compliance letters from all of its software vendors.

         Lastly, the Company has identified and is in the process of contacting suppliers and vendors with whom it has a material business relationship in order to assess their Y2K preparedness, as well as obtain compliance letters from them. The purpose of these contacts is to determine that suppliers and vendors will not encounter Y2K problems that may disrupt the Company's business processes. To date, the Company is in the process of obtaining Y2K compliance assurances from its two major suppliers, the Metropolitan Water District of Southern California and Southern California Edison, and is working to resolve all other outstanding vendor-supplier issues. The Company has also surveyed all of its operating districts to assess specific needs within each district.

         COSTS: To date, Y2K preparedness costs have been immaterial. Additionally, neither information systems nor other technology projects have been deferred as a result of Y2K efforts.

         RISKS: OPERATIONS. The greatest risk posed by Y2K is the interruption of Dominguez' primary water supply source. This may occur as a result of wholesale suppliers (i.e. Metropolitan Water District) being unable to provide water to Dominguez or power sources being unavailable for Dominguez to operate its wells. Another risk Dominguez may encounter is that it may not be able to generate customer bills if the power sources are not available. At this time, the Company is unable to estimate the potential financial impacts of the risk scenarios described, which could be material.

         LEGAL. The Company is evaluating the increased risk of litigation due to potential Y2K problems and its insurance policies to determine if additional actions and insurance coverage are warranted.

         CONTINGENCY PLANS: The Company has prepared contingency plans for all of its districts to ensure continued water service to customers in the event primary water sources are interrupted. In all districts Company maintains portable auxiliary power generators, which can supply power to operate wells for a limited time in the event that the primary power source is interrupted.

         The Company is also in the process of identifying high profile water customers such as hospitals and preparing contingency plans for continued water service for those customers in the event of a Y2K disruption.

         Staffing and emergency procedures have been addressed and plans have been put into place. The Company's formal contingency plan was filed with the CPUC on July 1, 1999.

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

         In August, the Company completed the acquisition of Hawkins Water Service, a 52-customer system, which was integrated into Redwood Valley Water Company's operation. The Company has also received approval from the CPUC to acquire Coast Springs Water Company, with 237 customers, and expects to close the transaction in the fourth quarter.

         The Company has signed letters of intent to acquire Geyserville Water Works, a 292 customers system in northern California, and Mullen Water Company, with 43 customers in the Kern River Valley service area.

         DIVIDEND INCREASED

         The Board of Directors has declared the Company's 147th consecutive quarterly dividend at $0.24 per share on common stock to be paid on December 15, 1999, to shareholders of record as of December 1, 1999.

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


                                       DOMINGUEZ SERVICES CORPORATION


Date: November 12, 1999                By: /s/ John S. Tootle
      -----------------                   ----------------------
                                           John S. Tootle
                                           CFO, Vice-President Finance