Form 10-Q/A
period 1999-09-30
DOMINGUEZ SERVICES CORP
filed 1999-11-17
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A

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


Date: November 17, 1999                By: /s/ John S. Tootle
      -----------------                   ----------------------
                                           John S. Tootle
                                           CFO, Vice-President Finance