Form 10-K405
period 1999-12-31
DOMINGUEZ SERVICES CORP
filed 2000-03-30
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Fiscal Year Ended DECEMBER 31, 1999    Commission file number 0-18677

                         DOMINGUEZ SERVICES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           California                                  33-0391161
-------------------------------------------------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer identification no.)
  incorporation or organization)

  21718 South Alameda Street, Long Beach, California         90810
-------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code)

Registrant's telephone number, including area code       (310) 834-2625
                                                   ----------------------------

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

         Yes  X    No
            -----    -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

          Common Shares average bid price of $32.875 on March 27, 2000.

                       Aggregate Market Value $34,621,550
                       ----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                        March 27, 2000 - 1,563,779 Shares
                        ---------------------------------

                                       (There are 50 pages in this 10-K)

                                     PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Dominguez Services Corporation (the Company) is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as defined in the Reform Act) made by or on behalf of the Company in this Annual Report. Any statements that express such statements are often, but not always, expressed with phrases such as expectations, beliefs, plans, objectives, assumptions, or future events or performance, through the use of words or phrases such as "anticipate," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," and "will continue." Such statements are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company, and could cause actual results to differ materially from those contained in forward-looking statements:

         - prevailing governmental policies and regulatory actions, including those of the California Public Utilities Commission ( the Commission), with respect to allowed rates of return, authorization of regulated rates, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of balancing account, and present or prospective competition;

         - economic and geographic factors including political and economic risks;

         - changes in and compliance with environmental and safety laws and policies;

         -        water supply and weather conditions;

         -        customer growth rate;

         -        merger issues:

                  -        delays or change in anticipated closing date;

                  -        likelihood of approval by regulatory agencies;

         -        changes in tax rates or policies or in rates of inflation;

         - unanticipated changes in operating expenses and capital expenditures;

         -        emergency preparedness;

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

GENERAL

Dominguez Services Corporation is a holding company formed in 1990 through an Agreement of Merger with Dominguez Water Company. The Company's principal business is the ownership of all the common stock of Dominguez Water Company. The holding company structure provides operational and financial flexibility and allows the Company to engage in non-regulated activities. The Company has two wholly-owned subsidiaries: Dominguez Water Company and its operating subsidiaries (Dominguez), which are involved in regulated water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments. A detailed description of the regulated and non-regulated businesses is contained in Item 8, Financial Statements and Supplementary Data, Note 17.

Dominguez is regulated by the Commission and, as such, must obtain the Commission's approval to increase water rates to recover increases in operating expenses and authorization to include reinvested capital in ratebase. Most variations in revenues are due to weather conditions and the water usage of major industrial customers.

Dominguez is comprised of its principal division, (the South Bay Division,) and its operating subsidiaries, the Kern River Valley Water Company, the Antelope Valley Water Company and the Redwood Valley Water Company Division (collectively referred to as the "Subsidiaries"). The South Bay Division has been providing water service for more than 88 years. Currently, the South Bay Division serves approximately 32,637 customers in a 35 square mile area including most of Carson, one-quarter of Torrance, and parts of Compton, Long Beach, Los Angeles, Los Angeles County, and Harbor City. The Kern River Valley Water Company and the Antelope Valley Water Company provide water service to approximately 4,096 and 1,271 customers, respectively. In 1998, Dominguez formed the Redwood Valley Water Company Division to acquire certain water companies located in northern California. Redwood Valley Water Company Division serves approximately 1,912 customers in six service areas.

DSC Investments is primarily engaged in the transfer of water right leases between third parties. Income from the transfer of water right leases may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Groundwater Basins.

FINANCIAL PERFORMANCE AND OPERATIONS

Financial results in 1999 improved significantly over 1998, primarily due to 1998 results including higher non-recurring costs associated with the Company's merger with California Water Service Group. Earnings per share for 1999 rose to $1.31, compared to $.61 in the same period in 1998, revenues increased to $28,497,000 from $25,267,000 in the same period last year, and net income reached $2,052,000, compared to $924,000 at year-end in 1998.

Other factors having a positive impact on 1999 financial results were customer growth and higher sales. The Company completed the purchase of Lucerne Water Company, serving 1,242 customers and Armstrong Valley Water Company, serving 382 customers, in January; Hawkins Water Company, serving 51 customers, in August; and Coast Springs Water Company, serving 237 customers, in December. All four are located in northern California and are operated by the Company's newest subsidiary, Redwood Valley Water Company Division.

Sales also increased both to business and residential customers. In 1999, Dominguez supplied 13,579 million gallons of water to 39,916 customers, compared to 12,412 million gallons of water to 37,882 customers in 1998. Although Dominguez South Bay has a diversified customer base, a substantial portion (51% in 1999 and 50% in 1998) of sales were derived from business and industrial usage. Furthermore, a single customer, a refinery, accounted for 38% of the business and industrial sales in 1999 and for 34% in 1998.

The Company experienced no interruptions in service or operations as a result of the Year 2000 (Y2K). Precautionary measures taken by the Company in anticipation of computer problems that could have been caused by Y2K included: assessing computer software used in monitoring water and performing business functions such as billing; making necessary upgrades; working with vendors and outside service providers to ascertain their level of preparedness; and having teams on-site in all of the service areas to address any issues arising with the year change.

THE MERGER

On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and
CWS Utility Services. Under the terms of the November 1998 Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would be converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board of Directors (Board) received the opinion of its financial advisor, PaineWebber Inc., that this exchange ratio would be fair to the shareholders of the Company's common stock from a financial point of view. And, the Company expected that the proposed merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock are traded under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over 1.5 million people in 58 California communities.

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

On March 22, 1999, the Company and CWSG executed an amendment to the November 1998 Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

At a special meeting on May 12, 1999, Company shareholders overwhelmingly approved the Merger Agreement as amended. All regulatory approvals have been received, with the exception of that of the Commission. In its initial report filed in October 1999, the Commission staff recommended disapproval of the merger. Subsequently, CWSG and the Company issued a guarantee that customer rates would not increase as a result of the merger, expressing confidence that synergies achieved by the merger would offset merger costs.

In succeeding discussions with Commission's Ratepayer Representation Branch
(RRB), Cal Water and Dominguez proposed an enhanced guarantee, which included provisions that customer rates would not increase as a result of the merger, that Dominguez customers would continue to receive financial benefit of water rights currently owned by Dominguez, and that a portion of operating synergies achieved over those needed to offset merger costs be returned to customers. RRB of the Commission staff testified to its support of the merger, with the enhanced guarantee, on December 7, 1999. In a proposed decision issued in February 2000, the Administrative Law Judge recommended approval of the merger with certain conditions, many of which were proposed by Cal Water and Dominguez in the enhanced guarantee. Oral arguments were scheduled for March 2000, with a decision expected in the second quarter.

Pursuant to the Merger Agreement, if regulatory approval is not received or if either the Company or CWSG decides not to complete the merger, certain payments are required under the terms of the Merger Agreement.

WATER SUPPLY

Dominguez obtains its water supplies from its own groundwater wells, a surface water source plus two water wholesalers of imported water.

All Dominguez service areas, except for the Lucerne service area (Lucerne) of Redwood Valley Water Company Division, obtain either a portion or all of their supply from groundwater wells. Lucerne has a surface water treatment plant. The quantity that the South Bay Division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins that are managed by a court-appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and treated purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. Dominguez expects to invest up to $2,000,000 in recycled water facilities for its South Bay Division service area, in exchange for which Dominguez will receive the recycled water at reduced rates.

The recycled water plant was completed in December of 1999, and became fully operational in January 2000. Dominguez began supplying recycled water from West Basin to its largest customer from West Basin in December 1999. Having access to recycled water will reduce the South Bay Division's demand for imported potable water, the availability of which may be uncertain in the future. Reduced imported water supplies and annual population growth could create future drought conditions in Southern California; however, Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the South Bay Division service area.

In 1998, the Water Replenishment District of Southern California (WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, awarded a grant to Dominguez of $1,820,000, which was to be paid in two equal installments. Dominguez received the first of its two payments for $910,000 in 1998, and received the second payment for $910,000 in 1999. Dominguez has earmarked $1,150,000 to fund its investment in recycled water facilities.

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

Long-term imported water supplies depend upon several factors. Dominguez' future dependency on imported water will be subject to the availability and usage of recycled water in the region as well as customers' long-term water conservation efforts. Dominguez has and will continue to promote long-term water conservation efforts and will advance the use of recycled water.

Legislative actions continue to play a role in the long-term availability of water for Southern California. The amount of SWP water available from northern California and water imported from the Colorado River may be significantly reduced in the future. Even with the use of recycled water and continuing conservation efforts, future drought conditions may require water rationing by all California water agencies and purveyors, including Dominguez.

WATER QUALITY

Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

Beginning in mid-1997, Dominguez participated, along with many other large water companies throughout the United States, in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1999, Dominguez expended $1,786,000 on water supply improvements. In 2000, Dominguez anticipates spending $2,622,000 for water supply capital improvements.

REGULATORY AFFAIRS

In March 1998, the Commission instituted its own proceeding (Investigation 98-03-013) to investigate whether existing standards and policies of the Commission regarding drinking water quality adequately protect the public health and safety with respect to contaminants such as Volatile Organic Compounds, Perchlorate, and MTBE, and whether those standards and policies are being uniformly complied with by Commission-regulated utilities. On February 1, 2000, the Administrative Law Judge issued a draft decision finding all Class A regulated water utilities (including Dominguez) satisfactorily complied with DHS regulations and testing requirements. The Company can not predict the outcome of this proceeding but does not anticipate any financial impact on the Company.

In October 1997, the Commission instituted its own proceeding to set rules and provide guidelines for the acquisition and merger of water companies. This proceeding was initiated to develop guidelines necessary to implement a new law, referred to as Senate Bill 1268, requiring the Commission to use the standard of fair-market value when establishing the ratebase value for the acquired distribution system assets of a public water system. On October 22, 1999, the Commission issued its decision adopting the settlement agreement reached between RRB and the California Water Association. The settlement agreement sets forth guidelines regarding the regulatory approval process, establishing purchase price and incentives to encourage the acquisition of troubled small water companies. The Company believes that the decision will facilitate the acquisition of small troubled water companies in the future.

In October 1997, the Commission also instituted its own rulemaking proceeding to develop rules for public-private partnerships. Dominguez participated with the Commission staff in workshops; however, all participants failed to reach a settlement and develop necessary guidelines. On February 1, 2000, the Administrative Law Judge issued a draft decision imposing a number of accounting and procedural requirements for regulated water utilities to engage in the sale of non-tariff goods or services. If the proposed draft decision is adopted, water utilities will be discouraged from and reluctant to offer non-tariff goods or services due to the imposed requirements.

In the first quarter of 1999, Dominguez filed a joint application with Cal Water to approve the merger of their regulated utility companies (see "THE MERGER" above).

In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The Commission consolidated the applications into a single proceeding. In December 1999, the Company and RRB filed settlement agreements to increase rates by $1,416,000 for test year 2000, $336,000 for test year 2001 and $113,000 for attrition year 2002. In January 2000, the Leona Valley Town Council filed its opposition to the settlement agreement filed in the Antelope

Valley Water Company (AVWC) application. The Administrative Law Judge granted an evidentiary hearing in the proceeding, limiting issues to the AVWC application, for March 1, 2000, and scheduled briefs to be filed on March 20, 2000. Because all the applications were consolidated into a single proceeding, the Commission has postponed its decision on the Dominguez South Bay and Kern River Valley Water Company rate applications. Dominguez anticipates that a Commission decision approving all settlement agreements will be ordered by June 2000.

In July 1999, Dominguez received the Commission's approval to acquire the assets of Hawkins Water Service, serving 51 customers, for $50,000 cash. The ratebase for the acquired assets was set at $51,000 and the acquisition became effective on August 6, 1999.

Dominguez also received the Commission's approval in 1999 to acquire the assets of Coast Springs Water Company, serving 237 customers, for $180,000 cash. The ratebase for the acquired assets was set at $179,000 and the acquisition became effective on December 8, 1999.

NON-UTILITY SUBSIDIARY OPERATIONS

DSC Investments invested $350,000 in Chemical Services Corporation (CSC) on December 20, 1996, and acquired a twenty percent equity ownership with the option to acquire an additional forty percent through the year 2001. Under the investment agreements, the Company was obligated to provide working cash and long-term financing to CSC for the leasing of chlorine generators, subject to the financial condition of CSC.

In April 1999, a contract was drafted pursuant to which DSC Investments would sell back its equity ownership to CSC at a premium of $250,000, $160,000 of which would be applied to Dominguez' purchase of chlorine generation equipment from CSC. Both parties signed the contract in December of 1999 and payment was received from CSC in January 2000.

During 1999, DSC Investments facilitated transfers of water right leases between third parties, adding $718,000 to the Company's revenue. The future income from the transfer of water right leases will depend upon the demands for groundwater by major industrial users and water purveyors in the West and Central Groundwater Basins.

EMPLOYEE RELATIONS

As of December 31, 1999, the Company had a total of 70 employees in utility and non-utility operations. None of the employees is represented by a labor organization, and there has never been a work stoppage or interruption due to a labor dispute. In general, wages, hours, and conditions of employment are equivalent to those found in the industry. All employees receive paid time off. Dominguez provides and pays the cost of group life, disability, medical and dental insurance, as well as pensions, for its employees.

Throughout 1999, a significant effort has been made to communicate with employees about issues related to the merger with CWSG (see above). Pursuant to the Merger Agreement, all Dominguez employees were offered equivalent employment with Cal Water in December 1999.

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

Primarily, the Company is comprised of facilities to pump and distribute both groundwater and purchased water to residential, commercial, and industrial customers. As of December 31, 1999, the Company has invested $8,531,000 in water supply, $34,492,000 in distribution, and $11,322,000 in other operating facilities. The Company believes that its current facilities are adequate to meet customer demand, subject to the addition of capital facilities, as the system requires.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         (a)     MARKET PRICE FOR COMMON SHARES


                                      1999       High           Low
                                                 ----           ---
                             First Quarter       $31.500        $26.250
                            Second Quarter        31.000         27.000
                             Third Quarter        34.250         28.063
                            Fourth Quarter        35.000         27.750
                                      1998       High           Low
                                                 ----           ---
                             First Quarter       $23.125        $18.500
                            Second Quarter        19.500         17.000
                             Third Quarter        23.500         17.500
                            Fourth Quarter        31.250         21.250

         (b)     APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES

                 The Nasdaq Stock Market maintenance standards require that Nasdaq National Market companies have at least 400 shareholders of round lots. As of December 31, 1999, the Company complied with the standard with 291 common shareholders of record and more than 779 beneficial shareholders, who have elected to hold their shares in street name.

         (c)     DIVIDENDS DECLARED

                         Dividend Declared       1999         1998
                                                 ----         ----
                             First Quarter      $0.2400      $0.2300
                            Second Quarter       0.2400       0.2300
                             Third Quarter       0.2400       0.2300
                            Fourth Quarter       0.2400       0.2300

         (d)     DIVIDEND RESTRICTION


                 The Company's available dividends to its shareholders are substantially dependent on the availability of dividends from Dominguez to the Company. Under the terms of its long-term debt agreements, Dominguez is limited in its payment of dividends (other than stock dividends) on all classes of stock to the net income accrued subsequent to December 31, 1992, plus the sum of $3,000,000. The approximate unrestricted earnings available for dividend payments amounted to $7,052,000 as of December 31, 1999.

         (e)     NEW SHARES ISSUED DURING 1999

                 In January 1999, the Company issued 54,467 shares of its common stock in connection of its acquisition of certain water companies. The Company stock issued was exempted from registration under the Security Act of 1933 pursuant to Sec. 5(2) of the Act and or regulation D promulgated under the Act. In December 1999, the Company issued 2,800 shares of its common stock in connection with stock options that were exercised by an executive.

ITEM 6.  SELECTED FINANCIAL DATA.

ELEVEN YEAR STATISTICAL REVIEW


FOR THE YEARS ENDED DECEMBER 31,                      1999              1998              1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS: (DOLLARS IN
THOUSANDS)
    Operating revenue                           $   28,497        $   25,267        $   26,818        $   24,703        $   25,486
    Operating expenses (before taxes)               24,273            22,128            22,652            20,745            21,376
    Other taxes                                        583               566               552               448               455
    Other expenses                                     130                66                40                33                 7
    Other income                                    (1,134)             (718)             (590)             (475)             (165)
    Interest cost                                      964               870               758               659               683
    Income taxes                                     1,439               932             1,385             1,314             1,177
    Income before extraordinary item                 2,242             1,423             2,021             1,981             1,953
    Extraordinary item, net of tax                     190               499                --                --                --
    Net income                                       2,052               924             2,021             1,981             1,953
    Dividends paid                                   1,498             1,386             1,306             1,247             1,170
    Reinvested in the business                         554              (462)              715               734               783

PER COMMON SHARE DATA: *
    Earnings-Before extraordinary item          $     1.43        $     0.94        $     1.34        $     1.31        $     1.29
    Earnings-Basic and diluted                  $     1.31        $     0.61        $     1.34        $     1.31        $     1.29
    Dividends                                   $     0.96        $     0.92        $     0.87        $     0.83        $     0.77
    Payout percentage                                73.28%           150.82%            64.68%            63.00%            60.00%
    Book value                                  $    11.13        $    10.54        $    10.85        $    10.37        $     9.89
    Return on common equity (average)                12.31%             5.70%            12.60%            13.00%            13.40%
    Year end market price                       $    30.25        $    28.00        $    21.50        $    15.00        $    12.33
    Market to book ratio at
      yearend                                       271.80%           265.60%           198.20%           144.60%           124.70%
    Number shares outstanding                    1,563,779         1,506,512         1,506,512         1,506,512         1,506,512

BALANCE SHEET DATA: (DOLLARS IN THOUSANDS)
    Gross utility plant                         $   75,334        $   68,701        $   63,510        $   60,069        $   57,271
    Net utility plant                               54,345            49,724            46,020            43,544            41,358
    Non-utility plant                                 --                 101               110                49                67
    Total assets                                    57,889            52,635            51,661            46,875            45,295

CAPITALIZATION: (Dollars in Thousands)
    Long-term debt                              $   12,294        $   11,217        $   11,194        $    7,036        $    7,273
    Preferred stock                                     --                --                --                --                98
    Common equity                                   17,402            15,879            16,341            15,626            14,896
    Total capitalization                            29,696            27,096            27,535            22,662            22,267
    Interim debt                                       400               450                --               800                --


CAPITALIZATION RATIOS:
    Long-term debt                                   41.40%            41.40%            40.65%            31.00%            32.70%
    Preferred stock                                     --%               --                --                --              0.40%
    Common equity                                    58.60%            58.60%            59.35%            69.00%            66.90%
    Total                                           100.00%           100.00%           100.00%           100.00%           100.00%

OTHER UTILITY STATISTICS:
    Customers at year-end                           39,916            37,882            37,636            36,882            36,739
    Water sales (millions of gallons)               13,013            11,569            12,362            11,481            12,371
    Average revenue per customer                $   684.99       $    650.22        $   688.10        $   650.07        $   665.70
    Utility employees                                   70                70                73                77                78

FOR THE YEARS ENDED DECEMBER 31,                      1994              1993              1992              1991              1990
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS: (DOLLARS IN THOUSANDS)
    Operating revenue                           $   23,569        $   22,193        $   21,813        $   18,706        $   19,139
    Operating expenses (before taxes)               19,419            18,139            18,327            15,677            15,869
    Other taxes                                        432               406               397               323               321
    Other expenses                                      29                20                17                32                41
    Other income                                      (297)             (353)              (85)              (73)             (186)
    Interest cost                                      714               732               586               606               633
    Income taxes                                     1,340             1,243             1,031               807             1,087
    Income before extraordinary item                 1,932             2,006             1,540             1,334             1,374
    Extraordinary item, net of tax                      --                --                --                --                --
    Net income                                       1,932             2,006             1,540             1,334             1,374
    Dividends paid                                   1,110             1,070             1,009               989               965
    Reinvested in the business                         822               936               531               345               409

PER COMMON SHARE DATA: *
    Earnings-Before extraordinary item          $     1.28        $     1.33        $     1.02        $     0.88        $     0.91
    Earnings-Basic and diluted                  $     1.28        $     1.33        $     1.02        $     0.88        $     0.91
    Dividends                                   $     0.73        $     0.71        $     0.67        $     0.65        $     0.64
    Payout percentage                                57.50%            53.50%            65.40%            74.20%            70.10%
    Book value                                  $     9.35        $     8.82        $     8.19        $     7.85        $     7.60
    Return on common equity (average)                14.10%            15.60%            12.80%            11.40%            12.20%
    Year end market price                       $    11.17        $    14.00        $    10.83        $    10.00        $     9.50
    Market to book ratio at yearend                 119.40%           158.70%           132.20%           127.40%           125.00%
    Number shares outstanding                    1,506,512         1,506,512         1,506,512         1,506,512         1,497,555

BALANCE SHEET DATA: (DOLLARS IN THOUSANDS)
    Gross utility plant                         $   55,406        $   52,260        $   51,037        $   50,161        $   46,710
    Net utility plant                               40,022            37,977            37,511            33,793            31,713
    Non-utility plant                                   67                51               105               105               104
    Total assets                                    44,652            42,662            40,275            39,596            37,477

CAPITALIZATION: (Dollars in Thousands)
    Long-term debt                              $    7,326        $    7,493        $    7,657        $    3,829        $    3,766
    Preferred stock                                     98                98                98                98                98
    Common equity                                   14,092            13,284            12,348            11,817            11,383
    Total capitalization                            21,516            20,875            20,103            15,744            15,275
    Interim debt                                        --                --                --             3,375             2,725

CAPITALIZATION RATIOS:
    Long-term debt                                   34.00%            35.90%            38.10%            24.30%            24.70%
    Preferred stock                                   0.50%             0.50%             0.50%             0.60%             0.80%
    Common equity                                    65.50%            63.60%            61.40%            75.10%            74.50%
    Total                                           100.00%           100.00%           100.00%           100.00%           100.00%

OTHER UTILITY STATISTICS:
    Customers at year-end                           36,371            36,107            36,043            35,949            34,444
    Water sales (millions of gallons)               12,071            11,359            11,731            10,906            12,957
    Average revenue per customer                $   619.90         $  561.27        $   481.35        $   423.35        $   490.32
    Utility employees                                   76                75                69                71                64

FOR THE YEARS ENDED DECEMBER 31,                       1989
-----------------------------------------------------------------
SUMMARY OF OPERATIONS: (DOLLARS IN THOUSANDS)
    Operating revenue                           $    20,359
    Operating expenses (before taxes)                16,885
    Other taxes                                         330
    Other expenses                                       18
    Other income                                        (38)
    Interest cost                                       577
    Income taxes                                      1,110
    Income before extraordinary item                  1,507

    Extraordinary item, net of tax                       --
    Net income                                        1,507
    Dividends paid                                      940
    Reinvested in the business                          567

PER COMMON SHARE DATA: *
    Earnings-Before extraordinary item           $     0.98
    Earnings-Basic and diluted                   $     0.98
    Dividends                                    $     0.61
    Payout percentage                                 62.60%
    Book value                                   $     7.32
    Return on common equity (average)                 14.00
    Year end market price                        $     9.83
    Market to book ratio at yearend                  134.30%
    Number shares outstanding                     1,497,555

BALANCE SHEET DATA: (DOLLARS IN THOUSANDS)
    Gross utility plant                          $   45,205
    Net utility plant                                31,233
    Non-utility plant                                   101
    Total assets                                     36,513

CAPITALIZATION: (Dollars in Thousands)
    Long-term debt                               $    4,059
    Preferred stock                                     142
    Common equity                                    10,968
    Total capitalization                             15,169
    Interim debt                                        950

CAPITALIZATION RATIOS:
    Long-term debt                                    26.80%
    Preferred stock                                    0.90%
    Common equity                                     72.30%
    Total                                            100.00%

OTHER UTILITY STATISTICS:
    Customers at year-end                            34,189
    Water sales (millions of gallons)                13,339
    Average revenue per customer                 $   501.95
    Utility employees                                    56


    * Adjusted to reflect 3-for-2 stock split effected
    January, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FORWARD-LOOKING STATEMENT

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Dominguez Services Corporation (the Company) is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as defined in the Reform Act) made by or on behalf of the Company in this Annual Report. Any statements that express such statements are often, but not always, expressed with phrases such as expectations, beliefs, plans, objectives, assumptions, or future events or performance, through the use of words or phrases such as "anticipate," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," and "will continue." Such statements are not statements of historical facts and may be forward-looking.

         Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company, and could cause actual results to differ materially from those contained in forward-looking statements:

         - prevailing governmental policies and regulatory actions, including those of the California Public Utilities Commission ( the Commission), with respect to allowed rates of return, authorization of regulated rates, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of balancing account, and present or prospective competition;

         - economic and geographic factors including political and economic risks;

         - changes in and compliance with environmental and safety laws and policies;

         -        water supply and weather conditions;

         -        customer growth rate;

         -        merger issues:

                  -        delays or change in anticipated closing date;

                  -        likelihood of approval by regulatory agencies;

         -        changes in tax rates or policies or in rates of inflation;

         - unanticipated changes in operating expenses and capital expenditures;

         -        emergency preparedness;

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

         GENERAL

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and with the Eleven-Year Statistical Review in this report. A description of the regulated and non-regulated businesses is contained in Note 17 of Notes to Consolidated Financial Statements.

         The Company has two wholly-owned subsidiaries: Dominguez Water Company and its operating subsidiaries (Dominguez), which are involved in regulated water supply and distribution, and DSC Investments, which is involved in non-regulated, water-related services and investments.

         Dominguez is regulated by the Commission and, as such, must obtain the Commission's approval to increase water rates to recover increases in operating expenses and authorization to include reinvested capital in ratebase. Most variations in revenues are due to weather conditions and the water usage of major industrial customers.

         Dominguez is comprised of its principal division, (the South Bay Division), and its operating subsidiaries, the Kern River Valley Water Company, the Antelope Valley Water Company and Redwood Valley Water Company Division (collectively referred to as the "Subsidiaries"). The South Bay Division has been providing water service for more than 88 years to its customers. Currently, the South Bay Division serves approximately 32,637 customers in a 35 square mile area including most of Carson, one-quarter of Torrance, and parts of Compton, Long Beach, Los Angeles, Los Angeles County, and Harbor City. The Kern River Valley Water Company and the Antelope Valley Water Company provide water service to approximately 4,096 and 1,271 customers, respectively. In 1998, Dominguez formed the Redwood Valley Water Company Division to acquire certain water companies located in northern California. Redwood Valley Water Company Division serves approximately 1,912 customers in six service areas.

         DSC Investments is primarily engaged in the transfer of water right leases between third parties. Income from the transfer of water right leases may significantly vary from year to year due to demands for groundwater by major pumpers in the West and Central Groundwater Basins.

         THE MERGER

         On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and CWS Utility Services. Under the terms of the November 1998 Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would be converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board of Directors (Board) received the opinion of its financial advisor, PaineWebber Inc., that this exchange ratio would be fair to the shareholders of the Company's common stock from a financial point of view. And, the Company expected that the proposed merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock are traded under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over 1.5 million people in 58 California communities.

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

         On March 22, 1999, the Company and CWSG executed an amendment to the November 1998 Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         At a special meeting on May 12, 1999, Company shareholders overwhelmingly approved the Merger Agreement as amended. All regulatory approvals have been received, with the exception of that of the Commission. In its initial report filed in October 1999, the Commission staff recommended disapproval of the merger. Subsequently, CWSG and the Company issued a guarantee that customer rates would not increase as a result of the merger, expressing confidence that synergies achieved by the merger would offset merger costs.

         In succeeding discussions with Commission's Ratepayer Representation Branch (RRB), Cal Water and Dominguez proposed an enhanced guarantee, which included provisions that customer rates would not increase as a result of the merger, that Dominguez customers would continue to receive financial benefit of water rights currently owned by Dominguez, and that a portion of operating synergies achieved over those needed to offset merger costs be returned to customers. RRB of the Commission staff testified to its support of the merger, with the enhanced guarantee, on December 7, 1999. In a proposed decision issued in February 2000, the Administrative Law Judge recommended approval of the merger with certain conditions, many of which were proposed by Cal Water and Dominguez in the enhanced guarantee. Oral arguments were scheduled for March 2000, with a decision is expected in the second quarter.

         Pursuant to the Merger Agreement, if regulatory approval is not received or if either the Company or CWSG decide not to complete the merger, certain payments are required under the terms of the Merger Agreement.

         RESULTS OF OPERATIONS 1999 COMPARED TO 1998

         Operating revenue totaled $28,497,000 for 1999; an increase of $3,230,000, or 12.8%, from the $25,267,000 recorded for 1998. Revenue growth in 1999 was attributable to higher sales and the acquisition of Redwood Valley Water Company Division. Consumption by residential and multi-family customers increased by 9.1% and by business-industrial customers by 15.4%. Redwood brought in $643,000 in sales.

         Operating expenses before taxes increased by $2,145,000, or 9.69%, compared to 1998. Operating expenses are comprised of several different components, including purchased and pumped water costs, operations and maintenance expenses and depreciation expense. Pumped and purchased water cost increases are primarily attributed to the higher sales. During the year the Company increased its pumping capacity by the completion of the well rehabilitation program which contributed to increased margin. Operations and maintenance expenses, and depreciation expense decreased in 1999 by $67,000, or 1.0%, and increased by $293,000, or 4.2% in 1998.

         Other income increased by $416,000, or 58%, due to increased activity in the transfer of water right leases and operating contracts.

         Interest costs increased by $94,000, or 11%. Additional interest costs came from loans absorbed from the newly acquired water companies during 1999.

         The extraordinary item related to merger expenses totaled $290,000 with a tax effect of $100,000 during 1999, comparing to merger expenses of $814,000 during 1998 with the tax effect of the extraordinary item $315,000. Net income increased by $1,128,000, or 122%, due to the reasons mentioned above. Earnings per share increased to $1.31 from $.61. The Company raised its annual dividend to common shareholders to $.96 in 1999 from $.92 in 1998, an increase of 4.4%.

         RESULTS OF OPERATIONS 1998 COMPARED TO 1997

         Operating revenue totaled $25,267,000 for 1998, a decrease of $1,551,000, or 5.8%, from the $26,818,000 recorded for 1997. The decrease in revenue is due to a reduction in water sales. Consumption by residential and multi-family customers decreased by 6.2% and by business-industrial customers by 5.0%.

         Operating expenses before taxes decreased by $524,000, or 2.3%, compared to 1997. Operating expenses are comprised of several different components, including purchased and pumped water costs, operations and maintenance expenses and depreciation expense. Operations and maintenance expenses, and depreciation expense, increased in 1998 by $293,000, or 4.2%, and $98,000, or 7.3%, respectively. However, the cost to pump and purchase water decreased by a combined total of $915,000, or 6.4%. This is primarily attributed to lower sales and a resulting decrease in production costs. During 1998, the Company received a grant from the Water Replenishment District of Southern California (WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, of which approximately $390,000 was applied to production costs. The reduction in cost would have been greater if several wells had not been out of service for rehabilitation. While the wells were not in service, higher priced purchased water was supplied to our customers.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's continuing operations provided sufficient cash in 1999 to cover operating expenses, interest and dividends. In 1999, Dominguez invested $3,450,000 in utility plant improvements. Approximately $264,000 was contributed or advanced by developers.

         The Company has available $4,500,000 under a revolving credit facility with Bank of America. As of December 31, 1999 and 1998, short-term borrowing under the facility totaled $400,000 and $450,000 respectively. If the Merger does not close, the Company will renew the credit facility when it expires in June 2000.

         The Company's 2000 capital budget is $4,274,000. Budgeted improvements include $2,622,000 for water production facilities and storage, an $850,000 investment to accommodate a regional recycled water treatment plant, and $433,000 for pipeline replacements. The Company will fund budgeted improvements from earnings available for reinvestment and short-term borrowings, if necessary.

         In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. The recycled water plant was completed in December of 1999, and became fully operational in January 2000. Having access to recycled water will reduce the South Bay Division's demand for imported water, the availability of which may be uncertain in the future. Reduced imported water supplies and annual population growth could create future drought conditions in Southern California; however, Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the South Bay Division service area.

         In 1998, WRD awarded a grant to Dominguez of $1,820,000. Dominguez received the first of its two payments for $910,000 in 1998 and received the second payment for $910,000 in 1999. Dominguez used approximately $670,000 to offset the cost of purchasing higher-priced imported water in lieu of pumping its groundwater rights. The balance of the funds, approximately $1,150,000, will be used to meet Dominguez' expected $2,000,000 commitment in recycled water facilities, leaving a balance of $850,000 to be funded by Dominguez.

         REGULATORY AFFAIRS

         In March 1998, the Commission instituted its own proceeding (Investigation 98-03-013) to investigate whether existing standards and policies of the Commission regarding drinking water quality adequately protect the public health and safety with respect to contaminants such as Volatile Organic Compounds, Perchlorate, and MTBE, and whether those standards and policies are being uniformly complied with by Commission-regulated utilities. On February 1, 2000, the Administrative Law Judge issued a draft decision finding all Class A regulated water utilities (including Dominguez) satisfactorily complied with DHS regulations and testing requirements. The Company can not predict the outcome of this proceeding but does not anticipate any financial impact on the Company.

         In October 1997, the Commission instituted its own proceeding to set rules and provide guidelines for the acquisition and merger of water companies. This proceeding was initiated to develop guidelines necessary to implement a new law, referred to as Senate Bill 1268, requiring the Commission to use the standard of fair-market value when establishing the ratebase value for the acquired distribution system assets of a public water system. On October 22, 1999, the Commission issued its decision adopting the settlement agreement reached between RRB and the California Water Association. The settlement agreement sets forth guidelines regarding the regulatory approval process, establishing purchase price and incentives to encourage the acquisition of troubled small water companies. The Company believes that the decision will facilitate the acquisition of small troubled water companies in the future.

         In October 1997, the Commission also instituted its own rulemaking proceeding to develop rules for public-private partnerships. Dominguez participated with the Commission staff in workshops; however, all participants failed to reach a settlement and develop necessary guidelines. On February 1, 2000, the Administrative Law Judge issued a draft decision imposing a number of accounting and procedural requirements for regulated water utilities to engage in the sale of non-tariff goods or services. If the proposed draft decision is adopted, water utilities will be discouraged, from and reluctant to offer non-tariff goods or services due to the imposed requirements.

         In the first quarter of 1999, Dominguez filed a joint application with Cal Water to approve the merger of their regulated utility companies (see "THE MERGER" above).

         In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The Commission consolidated the applications into a single proceeding. In December 1999, the Company and RRB filed settlement agreements to increase rates by $1,416,000 for test year 2000, $336,000 for test year 2001 and $113,000 for attrition year 2002. In

January 2000, the Leona Valley Town Council filed its opposition to the settlement agreement filed in the Antelope Valley Water Company (AVWC) application. The Administrative Law Judge granted an evidentiary hearing in the proceeding, limiting issues to the AVWC application, for March 1, 2000, and scheduled briefs to be filed on March 20, 2000. Because all the applications were consolidated into a single proceeding, the Commission has postponed its decision on the Dominguez South Bay and Kern River Valley Water Company rate applications. Dominguez anticipates that a Commission decision approving all settlement agreements will be ordered by June 2000.

         In July 1999, Dominguez received the Commission's approval to acquire the assets of Hawkins Water Service, serving 51 customers, for $50,000 cash. The ratebase for the acquired assets was set at $51,000 and the acquisition became effective on August 6, 1999.

         Dominguez also received the Commission's approval in 1999 to acquire the assets of Coast Springs Water Company, serving 237 customers, for $180,000 cash. The ratebase for the acquired assets was set at $179,000 and the acquisition became effective on December 8, 1999.

         NON-UTILITY SUBSIDIARY OPERATIONS

         DSC Investments invested $350,000 in Chemical Services Corporation
(CSC) on December 20, 1996, and acquired a twenty percent equity ownership with the option to acquire an additional forty percent through the year 2001. Under the investment agreements, the Company was obligated to provide working cash and long-term financing to CSC for the leasing of chlorine generators, subject to the financial condition of CSC.

         In April 1999, a contract was drafted pursuant to which DSC Investments would sell back its equity ownership to CSC at a premium of $250,000, $160,000 of which would be applied to Dominguez' purchase of chlorine generation equipment from CSC. Both parties signed the contract in December of 1999 and payment was received from CSC in January 2000.

         During 1999, DSC Investments facilitated transfers of water right leases between third parties, adding $718,000 to the Company's revenue. The future income from the transfer of water right leases will depend upon the demand for groundwater by major industrial users and water purveyors in the West and Central Groundwater Basins.

         ENVIRONMENTAL MATTERS

         Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

         Beginning in mid-1997, Dominguez participated, along with many other large water companies throughout the United States, in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1999, Dominguez expended $1,786,000 on water supply improvements. In 2000, Dominguez anticipates spending $2,622,000 for water supply capital improvements.

         WATER SUPPLY

         Dominguez obtains its water supplies from its own groundwater wells, a surface water source plus two water wholesalers of imported water.

         All Dominguez' service areas, except for the Lucerne service area (Lucerne) of Redwood Valley Water Company Division, obtain either a portion or all of their supply from groundwater wells. Lucerne has a surface water treatment plant. The quantity that the South Bay Division is allowed to pump over a year's time is fixed by court adjudication. The adjudication established distinct groundwater basins that are managed by a court-appointed watermaster. The groundwater management fixes the safe yield of the basins and ensures the replenishment of the basins by utilizing impounded storm water, treated recycled water and treated purchased water when necessary. Groundwater basins have not been adjudicated in the Subsidiaries.

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

         Legislative actions continue to play a role in the long-term availability of water for southern California. The amount of SWP water available from northern California and water imported from the Colorado River may be significantly reduced around the beginning year 2000. Even with the use of recycled water and continuing conservation efforts, future drought conditions may require water rationing by all water agencies and purveyors, including Dominguez.

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

         In 1998, the Financial Accounting Stands Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is to be adopted by 2001. The Statement establishes new accounting and reporting standards for derivative financial instruments and hedging activities. The Company does not expect the adoption of the Standard to have a material impact on the Company's results of operations or financial statements.

         YEAR 2000

         The Company successfully transitioned from 1999 to 2000 without technology or customer service disruptions as a result of preparation efforts by our employees. Year 2000 (Y2K) project teams were assembled to ensure the Company's Y2K preparedness.

         The estimated cost for Y2K preparedness was approximately $36,000. The Company has existing contingency plans in place for events such as extreme heat, storms, equipment failures, and accidents. Y2K contingency plans were based on the framework of existing emergency management system preparation and scenario development, and addressed the most reasonably likely worst case scenarios that could occur in the event that various Y2K issues are not resolved in a timely manner. Contingency planning is an ongoing process, which the Company continues to perform.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PAR)                               DECEMBER 31,               1999        1998
                                                                                            ----        ----
ASSETS:
     PROPERTY, PLANT AND EQUIPMENT
        UTILITY PLANT                                                                     $ 72,786    $ 66,402
        NON-UTILITY PLANT                                                                        -         101
                                                                                          --------------------
                                                                                            72,786      66,503
        LESS: ACCUMULATED DEPRECIATION                                                      26,298      23,949
                                                                                          --------------------
                                                                                            46,488      42,554
        LAND AND LAND RIGHTS                                                                 1,016         964
        WATER RIGHTS AND OTHER INTANGIBLE ASSETS                                               611         544
        CONSTRUCTION WORK IN PROGRESS                                                          921         791
                                                                                          --------------------
              TOTAL PROPERTY, PLANT AND EQUIPMENT                                           49,036      44,853
     CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH OF $724 IN 1999 AND $542
     IN 1998                                                                                   942         709
     ACCOUNTS RECEIVABLE
        CUSTOMERS, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $304 IN 1999 AND $301
        IN 1998                                                                              1,800       1,348
        UNBILLED REVENUES                                                                    1,054       1,009
        OTHER                                                                                1,395         162
     MATERIALS AND SUPPLIES, AT AVERAGE COST                                                    18          30
     PREPAYMENTS AND OTHER                                                                     964       1,322
     PRODUCTION COST BALANCING ACCOUNT                                                           5           5
     INCOME TAXES RECEIVABLE                                                                   204         281
     DEFERRED TAX ASSETS                                                                       174         127
                                                                                          --------------------
              TOTAL CURRENT ASSETS                                                           6,556       4,993
                                                                                          --------------------
     NOTES RECEIVABLE                                                                          137         113
     INVESTMENT IN AND LOAN TO CHEMICAL SERVICES COMPANY                                         -         450
     PREPAID TAXES AND OTHERS                                                                1,010       1,076
     DEFERRED CHARGES                                                                          341         341
     INCOME TAX RELATED DEFERRED CHARGES                                                       809         809
                                                                                          --------------------
        TOTAL ASSETS                                                                      $ 57,889    $ 52,635
                                                                                          ====================

The accompanying notes are an integral part of these statements.

CAPITALIZATION AND LIABILITIES:
     COMMON SHAREHOLDERS' EQUITY
        COMMON SHARES:
        PAR VALUE $1
        AUTHORIZED: 4,000,000 SHARES
        ISSUED: 1,563,779 SHARES                                                           $ 1,564     $ 1,506
        PAID-IN CAPITAL                                                                      2,917       2,006
        RETAINED EARNINGS                                                                   12,921      12,367
                                                                                          --------------------
              TOTAL COMMON SHAREHOLDERS' EQUITY                                             17,402      15,879
     LONG-TERM DEBT                                                                         12,294      11,217
                                                                                          --------------------
              TOTAL CAPITALIZATION                                                          29,696      27,096
     CURRENT MATURITIES OF LONG-TERM DEBT                                                       96          56
     CURRENT PORTION OF ADVANCES FOR CONSTRUCTION                                              164         169
     ACCOUNTS PAYABLE                                                                        3,041       3,115
     INTERIM DEBT                                                                              400         450
     OTHER ACCRUED EXPENSES                                                                  2,021       1,367
                                                                                          --------------------
              TOTAL CURRENT LIABILITIES                                                      5,722       5,157
                                                                                          --------------------
     ADVANCES FOR CONSTRUCTION                                                               5,401       5,487
     CONTRIBUTIONS IN AID OF CONSTRUCTION                                                    6,262       6,220
     DEFERRED INCOME TAXES                                                                   4,369       4,054
     UNAMORTIZED INVESTMENT TAX CREDIT                                                         254         265
     ACCRUED PENSION COST                                                                    1,642       1,343
     DEFERRED CREDITS                                                                        4,543       3,013
                                                                                          --------------------
        TOTAL CAPITALIZATION AND LIABILITIES                                              $ 57,889    $ 52,635
                                                                                          ====================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMMON SHAREHOLDERS' EQUITY


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31,                                                      1999        1998        1997
                                                                                      ----        ----        ----
     OPERATING REVENUE                                                                $28,497    $ 25,267    $ 26,818
                                                                                  ------------------------------------
     OPERATING EXPENSES:
        PURCHASED WATER                                                                11,644      10,580      10,235
        OTHER PRODUCTION COSTS                                                          3,918       2,770       4,030
        OPERATIONS                                                                      6,250       6,312       6,060
        MAINTENANCE                                                                     1,017       1,027         986
        DEPRECIATION                                                                    1,444       1,439       1,341
        PROPERTY TAXES                                                                    362         321         298
        OTHER TAXES                                                                       221         245         254
        INCOME TAXES                                                                    1,439         932       1,385
                                                                                  ------------------------------------
             TOTAL OPERATING EXPENSES                                                  26,295      23,626      24,589
                                                                                  ------------------------------------
     OPERATING INCOME                                                                   2,202       1,641       2,229
     OTHER INCOME (EXPENSES):
        INTEREST AND AMORTIZATION OF DEBT EXPENSE                                        (964)       (870)       (758)
        WATER RIGHTS                                                                      718         549         438
        OTHER                                                                             286         103         112
                                                                                  ------------------------------------
             NET INCOME BEFORE EXTRAORDINARY ITEM                                       2,242       1,423       2,021
                                                                                  ------------------------------------
        EXTRAORDINARY ITEM, NET OF TAXES IN THE AMOUNTS OF $100 AND $315                 (190)       (499)          -
                                                                                  ------------------------------------
             NET INCOME                                                               $ 2,052       $ 924     $ 2,021
                                                                                  ====================================
     EARNINGS PER COMMON SHARE, BEFORE EXTRAORDINARY ITEM                              $ 1.43      $ 0.94      $ 1.34
                                                                                  ------------------------------------
     EARNINGS PER COMMON SHARE, BASIC AND DILUTED                                      $ 1.31      $ 0.61      $ 1.34
                                                                                  ------------------------------------
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
     COMMON SHARES:
        BEGINNING BALANCE                                                             $ 1,506     $ 1,506     $ 1,506
             STOCK ISSUANCE                                                                58           -           -
                                                                                  ------------------------------------
        ENDING BALANCE                                                                  1,564       1,506       1,506
                                                                                  ------------------------------------
     PAID-IN-CAPITAL:
        BEGINNING BALANCE                                                               2,006       2,006       2,006
             STOCK ISSUANCE                                                               911           -           -
                                                                                  ------------------------------------
        ENDING BALANCE                                                                  2,917       2,006       2,006
                                                                                  ------------------------------------
     RETAINED EARNINGS:
        BEGINNING BALANCE                                                              12,367      12,829      12,114
             NET INCOME                                                                 2,052         924       2,021
             CASH DIVIDENDS, COMMON
                1999 - $0.96 PER SHARE                                                 (1,498)          -
                1998 - $0.92 PER SHARE                                                      -      (1,386)          -
                1997 - $0.87 PER SHARE                                                      -           -      (1,306)
                                                                                  ------------------------------------
        ENDING BALANCE                                                                 12,921      12,367      12,829
                                                                                  ------------------------------------
     TOTAL COMMON SHAREHOLDERS' EQUITY                                                $17,402    $ 15,879    $ 16,341
                                                                                  ====================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)                                 FOR THE YEARS ENDED DECEMBER 31,       1999          1998     1997
                                                                                              ----          ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME                                                                              $  2,052     $  924   $ 2,021
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                                           1,444      1,439     1,355
         DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS                                          304        230       186
         GAIN ON SALE OF CHEMICAL SERVICES COMPANY                                                (250)         -         -
         CHANGES IN ASSETS AND LIABILITIES:
             CUSTOMER RECEIVABLE, NET                                                             (452)       749      (469)
             OTHER RECEIVABLE                                                                     (884)       162      (145)
             RECEIVABLE FROM CSC                                                                   250          -         -
             MATERIALS AND SUPPLIES                                                                 12          9         7
             NOTES RECEIVABLE                                                                      (24)         9         8
             INCOME TAX RELATED DEFERRED CHARGES                                                     -         30       (1)
             ACCOUNTS PAYABLE                                                                      (74)       (42)      896
             INCOME TAXES                                                                           77       (415)     (102)
             ACCRUED PENSION COST                                                                  299        343        40
             OTHER, NET                                                                          1,693       (304)      344
                                                                                         -----------------------------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,449      3,134     4,140
                                                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      CAPITAL EXPENDITURES                                                                      (4,026)    (5,183)   (3,580)
      PURCHASE OF WATER PROPERTIES                                                                 (80)         -         -
      PURCHASE OF CHEMICAL SERVICES COMPANY                                                          -          -      (312)
                                                                                         -----------------------------------
                            NET CASH USED FOR INVESTING ACTIVITIES                              (4,106)    (5,183)   (3,892)
                                                                                         -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ADVANCES FOR CONSTRUCTION                                                       45        235       347
      PROCEEDS FROM CONTRIBUTIONS IN AID OF CONSTRUCTION                                           219        326       170
      REPAYMENT OF ADVANCES FOR CONSTRUCTION                                                      (154)      (179)     (189)
      ISSUANCE OF COMMON STOCK                                                                      46          -         -
      ISSUANCE OF FIRST MORTGAGE BOND                                                                -          -     5,000
      REPAYMENT OF LONG-TERM DEBT                                                                  (78)       (52)   (2,090)
      WORKING CASH (LOAN TO) REPAYMENT FROM CHEMICAL SERVICES COMPANY                              450        300      (400)
      PROCEEDS FROM THE DEPARTMENT OF WATER RESOURCES LOAN                                           -          -       463
      WRD GRANT                                                                                    910        910         -
      PROCEEDS FROM (REPAYMENT OF) INTERIM DEBT                                                    (50)       450      (800)
      DIVIDENDS PAID                                                                            (1,498)    (1,386)   (1,306)
                                                                                         -----------------------------------
                            NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES               $  (110)     $ 604   $ 1,195
                                                                                         -----------------------------------
      NET INCREASE (DECREASE) IN CASH                                                              233     (1,445)    1,433
      CASH AT BEGINNING OF YEAR                                                                    709      2,154       711
                                                                                         -----------------------------------
      CASH AT END OF YEAR                                                                      $   942      $ 709   $ 2,154
                                                                                         ===================================

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements as of December 31, 1999

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

         ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         REVENUES:

         Water service revenues are recognized on an accrual basis. Unbilled revenue accrual is based on estimated usage from the latest meter reading to the end of the accounting period.

         PROPERTY, PLANT AND EQUIPMENT:

         Utility plant is carried at historical cost with subsequent additions at cost or donor's basis, which approximates cost, less cost of retirements, sales, and abandonments. Water rights are stated at the nominal amount of $1 plus purchased water rights at cost and past expenditures in connection with litigation in defense thereof. Depreciation of utility plant for financial statement purposes is computed using the Commission's remaining life accrual method. Under this method, composite straight-line depreciation rates are determined by periodic estimates of average remaining life of all utility plant assets. Costs of abandonment and salvages are charged or credited to accumulated depreciation. The effective composite depreciation rate was 2.5% in 1999 and 2.9% in 1998. Costs of maintenance and repairs are charged to operations; renewals and betterments are generally capitalized in the property accounts.

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

         PRODUCTION COST BALANCING ACCOUNT:

         The Company records over- or under-collections of production costs when incurred in its books of accounts and financial statements based on the regulatory treatment afforded these costs. As of December 31, 1999 and 1998, the balancing account reflected an under-collection of $5,000.

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

         RECLASSIFICATIONS:

         The 1999 and 1998 consolidated financial statements include certain reclassifications necessary to conform to current year presentation.

         NOTE 2

         CAPITAL STRUCTURE

         The Company has authorized issuance of up to 4,000,000 shares of common stock with par value of $1.00. As of December 31, 1999, 1,563,779 shares of stock were issued and outstanding and 40,740 options were granted with a weighted average exercise price of $16.94. At December 31, 1999, 2,800 options were exercised and 13,835 options were exercisable. As described in
Note 15, the Company has executed a Merger Agreement to be acquired by CWSG. The Merger Agreement provides that all options become exercisable prior to the closing date.

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

         NOTE 3

         RESTRICTIONS ON DIVIDENDS

         The Company's available dividends to its shareholders are substantially dependent on the availability of dividends from Dominguez to the Company. Under the terms of its long-term debt agreements, Dominguez is limited in its payment of dividends (other than stock dividends) on all classes of stock to the net income accrued subsequent to December 31, 1992, plus the sum of $3,000,000. The approximate unrestricted earnings available for dividend payments amounted to $7,052,000 as of December 31, 1999.

         NOTE 4

         LONG-TERM DEBT

         Under a trust indenture dated August 1, 1954, and twelve supplemental indentures, the Company pledged substantially all its property, water rights, and materials and supplies as collateral under the bonds. At December 31, 1999 and 1998, long-term debt outstanding was:

              Carrying Amount (Dollars in Thousands)              1999        1998
                                                                  ----        ----
                                First Mortgage Bonds
                           Series J, 8.86%, due 2023            $4,000      $4,000
                           Series K, 6.94%, due 2012             5,000       5,000
                                                          -------------------------
                          Total First Mortgage Bonds            $9,000      $9,000
                                                          -------------------------

                  Small Business Administration Loan
                                       4% - due 2000                $4         $15
                                                          -------------------------

                 Department of Water Resources Loan:
   Under the California Safe Drinking Water Bond Act

                                     7.4% - due 2020              $453        $463
                                     7.4% - due 2011               266         272
                                     7.4% - due 2013               187         190
                                     3.0% - due 2032               801         831
                                     3.4% - due 2027               485         502
                                     7.4% - due 2011               176           -
                                     7.4% - due 2007                72           -
                                     7.4% - due 2016                59           -
                                     7.4% - due 2019                38           -
                                     7.4% - due 2021               699           -
                                                          -------------------------
                                 Total Bonds & Notes           $12,240     $11,273
                                                          -------------------------
                                         Other notes               150           -
                           Less : Current Maturities                96          56
                                                          -------------------------
                                Total Long Term Debt           $12,294     $11,217
                                                          =========================

         Aggregate maturities for the five years commencing with 2000 are approximately $96,000 (2000), $113,000 (2001), $131,000 (2002), $140,000
(2003), and $349,000 (2004).

         NOTE 5

         INTERIM DEBT

         The Company maintained an available line of credit of $4,500,000 in 1999 and 1998 with Bank of America. At the end of 1999 and 1998, the Company had $400,000 and $450,000 outstanding, respectively. Borrowing bears interest at the preference lending rate.

         NOTE 6

         ADVANCES FOR CONSTRUCTION

         Advances for construction of main extensions are primarily refundable to depositors over a 20- or 40- year period. Refund amounts under the 20-year contracts are based on annual revenues from the extension. Balances at the end of the contract period are refunded in five equal annual installments. Beginning in June 1982, contracts provided for full refund at a 2-1/2% rate per year for 40 years. Estimated refunds for 2000 for all main extension contracts are $164,000.

         NOTE 7

         CONTRIBUTIONS IN AID OF CONSTRUCTION

         Contributions in aid of construction are donations or contributions in cash, services or property from governmental agencies or individuals for the purpose of constructing utility facilities. Depreciation applicable to such plants is charged to the contributions in aid account rather than to depreciation expense.

         The charges continue until the cost applicable to such properties has been fully depreciated or the asset has been retired.

           (DOLLARS IN THOUSANDS)                                        1999         1998
                                                                         ----         ----
           Beginning balance                                          $ 6,220      $ 6,118

           Add net contributions during the year                          206          308
           Deduct depreciation for the year charged on plant
           acquired through donations                                    (164)        (206)
                                                                 --------------------------
           Ending balance                                             $ 6,262      $ 6,220
                                                                 ==========================

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

         The components of the 1999 and 1998 provisions are summarized below:

                                   (DOLLARS IN THOUSANDS)                     1999                     1998
                                                                              ----                     ----

                            CHANGE IN BENEFIT OBLIGATION:
                  BENEFIT OBLIGATION AT BEGINNING OF YEAR                  $11,462                  $10,155
                                             SERVICE COST                      560                      500
                                            INTEREST COST                      745                      736
                                    ACTUARIAL (GAIN)/LOSS                   (1,522)                     613
                                            BENEFITS PAID                     (468)                    (542)
                        BENEFIT OBLIGATION AT END OF YEAR                  $10,777                  $11,462
                                                                      --------------------------------------

                                   CHANGE IN PLAN ASSETS:
           FAIR VALUE OF PLAN ASSETS AT BEGINNING OF YEAR                  $12,104                  $11,726
                             ACTUAL RETURN ON PLAN ASSETS                    1,343                    1,046
                                    EMPLOYER CONTRIBUTION                        -                    (126)
                                            BENEFITS PAID                     (468)                    (542)
                 FAIR VALUE OF PLAN ASSETS AT END OF YEAR                  $12,980                  $12,104
                                                                      --------------------------------------

                                           FUNDED STATUS:                   $2,203                     $642
                          UNRECOGNIZED NET ACTUARIAL GAIN                   (3,872)                  (1,968)
                          UNRECOGNIZED PRIOR SERVICE COST                      143                      158
                          UNRECOGNIZED NET INITIAL ASSETS                     (117)                    (175)
                                     ACCRUED BENEFIT COST                  $(1,642)                 $(1,343)
                                                                      --------------------------------------

          WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
                                            DISCOUNT RATE                    7.50%                    6.50%
                           EXPECTED RETURN ON PLAN ASSETS                    7.50%                    7.50%
                            RATE OF COMPENSATION INCREASE                    4.50%                    4.00%

                 COMPONENTS OF NET PERIODIC BENEFIT COST:
                                             SERVICE COST                     $560                     $500
                                            INTEREST COST                      745                      736
                           EXPECTED RETURN ON PLAN ASSETS                     (908)                    (879)
                       AMORTIZATION OF PRIOR SERVICE COST                       14                       14
                                RECOGNIZED ACTUARIAL GAIN                      (55)                     (96)
                            RECOGNIZED NET INITIAL ASSETS                      (58)                     (58)
                                NET PERIODIC BENEFIT COST                     $299                     $217
                                                                      --------------------------------------

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

         The components of postretirement benefits other than pensions are summarized below:

                                   (DOLLARS IN THOUSANDS)                     1999                     1998
                                                                              ----                     ----

                            CHANGE IN BENEFIT OBLIGATION:
                  BENEFIT OBLIGATION AT BEGINNING OF YEAR                     $679                     $654
                                             SERVICE COST                       42                       35
                                            INTEREST COST                       43                       46
                                           ACTUARIAL GAIN                      (74)                     (32)
                                            BENEFITS PAID                      (28)                     (24)
                        BENEFIT OBLIGATION AT END OF YEAR                     $662                     $679
                                                                                   -------------------------

                                   CHANGE IN PLAN ASSETS:
           FAIR VALUE OF PLAN ASSETS AT BEGINNING OF YEAR                     $509                     $471
                             ACTUAL RETURN ON PLAN ASSETS                       70                       38
                                    EMPLOYER CONTRIBUTION                       28                       24
                                            BENEFITS PAID                      (28)                     (24)
                 FAIR VALUE OF PLAN ASSETS AT END OF YEAR                     $579                     $509
                                                                                   -------------------------

                                           FUNDED STATUS:                     $(83)                   $(170)
                          UNRECOGNIZED NET ACTUARIAL GAIN                     (408)                    (317)
                      UNRECOGNIZED NET INITIAL OBLIGATION                      369                      397
                                     ACCRUED BENEFIT COST                    $(122)                    $(90)
                                                                                   -------------------------

          WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
                                            DISCOUNT RATE                    7.50%                    6.50%
                           EXPECTED RETURN ON PLAN ASSETS                    7.50%                    7.50%
                                    RATE OF MEDICAL TREND                    6.00%                    6.00%

                 COMPONENTS OF NET PERIODIC BENEFIT COST:
                                             SERVICE COST                      $42                      $35
                                            INTEREST COST                       43                       46
                           EXPECTED RETURN ON PLAN ASSETS                      (37)                     (34)
                                RECOGNIZED ACTUARIAL GAIN                      (16)                     (14)
                        RECOGNIZED NET INITIAL OBLIGATION                       28                       28
                                NET PERIODIC BENEFIT COST                      $60                      $61
                                                                                   -------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                   (DOLLARS IN THOUSANDS)    1-PERCENTAGE-POINT       1-PERCENTAGE-POINT
                                                     1999         INCREASE                 DECREASE
                                                                  --------                 --------
           EFFECT ON SERVICE AND INTEREST COST COMPONENTS            $14                     $(10)
              EFFECT ON POSTRETIREMENT BENEFIT OBLIGATION             66                      (56)

                                                     1998         INCREASE                 DECREASE
                                                                  --------                 --------
           EFFECT ON SERVICE AND INTEREST COST COMPONENTS            $14                     $(10)
              EFFECT ON POSTRETIREMENT BENEFIT OBLIGATION             73                      (62)

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

(Dollars in Thousands, except per share data)                   1999                1998
                                                                ----                ----
Net income:
             As reported                                       $2,052                $924
             Pro forma                                          2,052                 914
Earnings per share, basic and diluted:
             As reported                                        $1.31               $0.61
             Pro forma                                           1.31                0.61

         The Company may grant up to 75,000 options under the Plan. The Company has granted 40,740 through December 31, 1999. The options are issued at fair market value with exercise prices equal to the Company's stock price at the date of grant. Options vest over a four-year period, are exercisable in whole or in installments, and expire ten years from date of grant. In accordance with the Plan and the granted option agreements as of December 31, 1999, vesting of options granted will be accelerated so such options will be exercisable prior to a change in control of the Company.

         A summary of the status of the Company's stock option plan at December 31, 1999 and 1998, and changes during the years then ended, are presented in the table and narrative below:

                                                                1999                       1998
                                                                        Wtd Avg                   Wtd Avg
                                                           Shares      Ex Price       Shares     Ex Price
                                                          --------    ----------     --------   ----------
Outstanding at beginning of year                           40,740        $16.94       25,800       $16.33
Granted                                                         -             -       14,940        18.00
Exercised                                                   2,700        $16.33            -          N/A
                                                              100        $18.00
Forfeited/Expired                                               -           N/A            -          N/A
                                                          --------    ----------     --------   ----------
Outstanding at the end of year                             37,940         16.99       40,740        16.94
                                                          ========    ==========     ========   ==========
Exercisable at end of year                                 13,835         16.33        6,450        16.33
                                                          ========    ==========     ========   ==========
Weighted average fair value of options granted                             1.94                      1.94
                                                                      ==========                ==========

         Amounts shown reflect the 3-for-2 stock split effected January 1998.

         14,840 options outstanding at December 31, 1999, have an exercise price of $18.00 and a weighted average remaining contractual life of 9.54 years. The remaining 23,100 options have an exercise price of $16.33 and a weighted average remaining contractual life of 8.48 years.

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

         The components of the net accumulated deferred income tax liabilities are:

                                     (Dollars in Thousands)         1999        1998
                                                                    ----        ----
                                       Deferred tax assets:
                                               Pension plan         $794        $626
                                                      Other           27         148
                                                            -------------------------
                                  Total deferred tax assets         $821        $774
                                                            -------------------------
                                  Deferred tax liabilities:
                                               Depreciation       $4,083      $3,814
                                           Property-related        1,110       1,110
                                                      Other         (176)       (223)
                                                            -------------------------
                             Total deferred tax liabilities       $5,017      $4,701
                                                            -------------------------
                      Net accumulated deferred income taxes       $4,196      $3,927
       Classification of accumulated deferred income taxes:
                                 Included in current assets          174         127
                                                            -------------------------
                                 Included in deferred taxes       $4,369      $4,054
                                                            -------------------------

         The current and deferred components of income tax expense are:

                        (Dollar in Thousands)         1999         1998          1997
                                                      ----         ----          ----
                 Current income tax expenses:
                              Current federal         $904         $555          $814
                                Current state          231          177           266
                        Investment tax credit          (11)         (11)          (10)
                                              ----------------------------------------
                                                     1,124          721         1,070
            Tax benefit of extraordinary item         (100)        (315)            -
                                              ----------------------------------------
                 Total current taxes expenses       $1,024         $406        $1,070
                                              ----------------------------------------

                Deferred income tax expenses:
                                 Depreciation         $345         $316          $296
                                     Pensions         (165)        (136)            -
                                        Other          135           31            19
                                              ----------------------------------------
                  Total deferred tax expenses         $315         $211          $315
                                              ----------------------------------------

         A reconciliation of the federal statutory income tax rate to the effective rate is presented below:

                                                             1999        1998        1997
                                                             ----        ----        ----
                Expected income tax expense                  34%         34%          34%
                State income taxes                            5%          5%           5%
                Other                                        (1)%         2%           2%
                Total                                        38%         41%          41%

         The Company has no net operating loss carryforward at December 31, 1999.


         NOTE 10

         NEW BUSINESS AND DISPOSITIONS

         BUSINESS INVESTMENTS:

         DSC Investments invested $350,000 in Chemical Services Corporation
(CSC) on December 20, 1996, and acquired a twenty percent equity ownership with the option to acquire an additional forty percent through the year 2001. Under the investment agreements, the Company was obligated to provide working cash and long-term financing to CSC for the leasing of chlorine generators, subject to the financial condition of CSC.

         In April 1999, a contract was drafted pursuant to which DSC Investments would sell back its equity ownership to CSC at a premium of $250,000, $160,000 of which would be applied to Dominguez' purchase of chlorine generation equipment from CSC. Both parties signed the contract in December of 1999 and payment was received from CSC in January 2000.

         In December 1997, Dominguez entered into a recycled water agreement with the West Basin Municipal Water District (West Basin) and ARCO. Under the terms of the agreement, Dominguez will sell ARCO recycled water purchased from West Basin for the same cost margin that Dominguez would otherwise have received providing ARCO with potable water. The recycled water plant was completed in December of 1999, and became fully operational in January 2000. Having access to recycled water will reduce the South Bay Division's demand for imported water, the availability of which may be uncertain in the future. Reduced imported water supplies and annual population growth could create future drought conditions in Southern California; however, Dominguez believes that the availability of recycled water will significantly mitigate the impact of future droughts in the South Bay Division service area.

         In 1998, the Water Replenishment District of Southern California
(WRD), a water district responsible for the oversight and management of the West and Central Groundwater Basins, awarded a grant to Dominguez of $1,820,000. Dominguez received the first of its two payments for $910,000 in 1998 and received the second payment for $910,000 in 1999. Dominguez used approximately $670,000 to offset the cost of purchasing higher-priced imported water in lieu of pumping its groundwater rights. The balance of the funds, approximately $1,150,000, will be used to meet Dominguez' expected $2,000,000, commitment in recycled water facilities, leaving a balance of $850,000 to be funded by Dominguez.

         ACQUISITIONS:

         During 1998, Dominguez received the Commission's approval to acquire the assets of the Lucerne Water Company, an investor-owned water system serving 1,242 customers, in exchange for 42,092 shares of the Company's common stock. This acquisition, effective January 1, 1999, was accounted for using the purchase method. Ratebase for the acquired assets was set at $713,000, resulting in an additional credit of $262,000 recorded in paid in capital.

         Also in 1998, Dominguez received Commission approval to acquire the assets of the Rancho del Paradiso and Armstrong Valley Water Companies, investor-owned water systems serving 60 and 322 customers respectively, in exchange for 12,375 shares of the Company's common stock. This acquisition, effective January 1, 1999, was accounted for using the purchase method. Ratebase for the acquired assets was set at $188,000, resulting in an additional credit of $55,000 recorded in paid in capital.

         In July 1999, Dominguez received the Commission's approval to acquire the assets of Hawkins Water Service, serving 51 customers, for $50,000 cash. The ratebase for the acquired assets was set at $51,000 and the acquisition became effective on August 6, 1999.

         Dominguez also received the Commission's approval in 1999 to acquire the assets of Coast Springs Water Company, serving 237 customers, for $180,000 cash. The ratebase for the acquired assets was set at $179,000 and the acquisition became effective on December 8, 1999.

         NOTE 11

         BUSINESS RISKS AND CONCENTRATION
         OF SALES

         Forty-six percent of the Company's water supply comes from its own groundwater wells, and fifty-four percent comes from wholesalers of imported water. The long-term availability of imported water supplies is dependent upon several factors. Drought conditions throughout the state, increases in population, tightening of water quality standards, and legislation may reduce water supplies. At this time, the Company does not anticipate any constraints on its imported water supplies due primarily to above-average precipitation in recent years. The Company is taking steps to reduce its dependence on imported water supplies, including working with the West Basin to bring recycled water into its South Bay Division service area. The Company continues to drill new wells in order to enable it to utilize its total adjudicated groundwater rights.

         Dominguez is subject to water quality regulations promulgated by the United States Environmental Protection Agency (EPA) and the California Department of Health Services (DHS). Both groundwater and purchased water are subject to extensive analysis and testing. With occasional minor exceptions, Dominguez meets all current primary water standards.

         Beginning in mid-1997, Dominguez participated, along with many other large water companies throughout the United States, in an 18-month water sampling data acquisition program known as the Information Collection Rule. Data collected will be used by the EPA to establish future drinking water standards. Under the Federal Safe Drinking Water Act, the EPA is required to continue to establish new maximum levels for additional chemicals. The costs of future compliance are unknown, but Dominguez could be required to perform more quality testing and treatment. Management believes the Company's financial reserves will be sufficient to meet these anticipated requirements. During 1999, Dominguez expended $1,786,000 on water supply improvements. In 2000, Dominguez anticipates spending $2,622,000 for water supply capital improvements.

         The Company's utility operations are performed under the purview of the Commission. Thus, the Company has no unilateral flexibility with regards to water charge for its utility products or services. Most variations are due primarily to weather conditions and the usage of major industrial customers.

         The Company is required to provide service to customers within its defined service territories. Although the Company has a diversified base of residential, business-industrial and public authority customers, a substantial portion of water consumption, 51% in 1999 and 50% in 1998, is attributable to business-industrial customers. One single refinery was responsible for 38% of this business-industrial consumption in 1999, and for 34% in 1998.

         Revenue details for 1999, 1998 and 1997 are as follows:

                      (DOLLARS IN THOUSANDS)              1999        1998         1997
                                                          ----        ----         ----
                  Residential - Multi-Family           $12,492     $11,473      $11,964
                       Business - Industrial            12,775      11,174       11,698
                            Public Authority             1,382       1,286        1,537
                                   All Other             1,848       1,334        1,619
                                                  --------------------------------------
                                       Total           $28,497     $25,267      $26,818
                                                  ======================================

         NOTE 12

         SUPPLEMENTAL CASH FLOW INFORMATION

                      (DOLLARS IN THOUSANDS)              1999        1998        1997
                                                          ----        ----        ----
                              CASH PAID FOR:
                               Interest, net              $896        $603        $774
                                Income taxes              $650        $650      $1,000


                                        (DOLLARS IN THOUSANDS)       1999
                                                                    ------
                             SUMMARY OF NON-CASH TRANSACTIONS:
                         Stock issued in acquisition of assets        $923
                         Debt assumed in acquisition of assets      $1,108
                   Note received for sale of investment in CSC        $350

         NOTE 13

         RELATED PARTY TRANSACTIONS

         Dominguez annually refunds a portion of revenue received from several water mains for which Watson Land Company, Carson Estate Company, and Dominguez Properties advanced the construction funds to Dominguez. The refunds to Watson Land Company were $14,922 in 1999 and $17,250 in 1998. The refunds to Carson Estate Company were $1,110 in 1999 and $1,339 in 1998. The refunds to Dominguez Properties were $6,176 in 1999 and $6,176 in 1998.

         Dominguez also leases sites used for wells from Watson Land Company, Carson Estate Company, and Dominguez Properties. The rental costs for Watson Land Company were $40,735 in 1999 and 1998. The rental costs to Carson Estate Company were $21,095 in 1999 and $19,674 in 1998. The rental costs for Dominguez Properties were $3,846 in 1999 and 1998.

         Dominguez provides water service to these entities to the extent that they have property within it's division.

         NOTE 14

         SUBSEQUENT EVENTS

         In February 1999, Dominguez filed general rate increase applications for the South Bay Division and its subsidiaries, Antelope Valley Water Company and Kern River Valley Water Company. The Commission consolidated the applications into a single proceeding. In December 1999, the Company and RRB filed settlement agreements to increase rates by $1,416,000 for test year 2000, $336,000 for test year 2001 and $113,000 for attrition year 2002. In January 2000, the Leona Valley Town Council filed its opposition to the settlement agreement filed in the Antelope Valley Water Company (AVWC) application. The Administrative Law Judge granted an evidentiary hearing in the proceeding, limiting issues to the AVWC application, for March 1, 2000, and scheduled briefs to be filed on March 20, 2000. Because all the applications were consolidated into a single proceeding, the Commission has postponed its decision on the Dominguez South Bay and Kern River Valley Water Company rate applications. Dominguez anticipates that a Commission decision approving all settlement agreements will be ordered by June 2000.

         NOTE 15

         THE MERGER

         On November 13, 1998, the Company executed an Agreement and Plan of Reorganization (the Merger Agreement) to merge with California Water Service Group (CWSG), the parent of California Water Service Company (Cal Water) and CWS Utility Services. Under the terms of the November 1998 Merger Agreement, each share of the Company's common stock issued and outstanding on the closing date would be converted into the right to receive 1.18 shares of CWSG common stock. The Company's Board of Directors (Board) received the opinion of its financial advisor, PaineWebber Inc., that this exchange ratio would be fair to the shareholders of the Company's common stock from a financial point of view. And, the Company expected that the proposed merger will be treated as a tax-free transaction under the applicable provisions of the Internal Revenue Code. Shares of CWSG common stock are traded under the symbol "CWT" on the New York Stock Exchange. CWSG operations provide water utility services to over 1.5 million people in 58 California communities.

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

         On March 22, 1999, the Company and CWSG executed an amendment to the November 1998 Merger Agreement which provides that each share of the Company's common stock will be converted into the right to receive a number of CWSG shares intended to provide $33.75 of value for each of the Company's shares. The amendment to the Merger Agreement also provides that the minimum and maximum conversion ratios will be 1.25 and 1.49 CWSG shares for each Company share.

         At a special meeting on May 12, 1999, Company shareholders overwhelmingly approved the Merger Agreement as amended. All regulatory approvals have been received, with the exception of that of the Commission. In its initial report filed in October 1999, the Commission staff recommended disapproval of the merger. Subsequently, CWSG and the Company issued a guarantee that customer rates would not increase as a result of the merger, expressing confidence that synergies achieved by the merger would offset merger costs.

         In succeeding discussions with Commission's Ratepayer Representation Branch (RRB), Cal Water and Dominguez proposed an enhanced guarantee, which included provisions that customer rates would not increase as a result of the merger, that Dominguez customers would continue to receive financial benefit of water rights currently owned by Dominguez, and that a portion of operating synergies achieved over those needed to offset merger costs be returned to customers. RRB staff testified to its support of the merger, with the enhanced guarantee, on December 7, 1999. In a proposed decision issued in February 2000, the Administrative Law Judge recommended approval of the merger with certain conditions, many of which were proposed by Cal Water and Dominguez in the enhanced guarantee. Oral arguments were scheduled for March 2000, with a decision expected in the second quarter.

         Pursuant to the Merger Agreement, if regulatory approval is not received or if either the Company or CWSG decide not to complete the merger, certain payments are required under the terms of the Merger Agreement by the terminating party.

         NOTE 16

         EARNINGS PER SHARE

         The following table reconciles basic and diluted earnings per share calculations. Shares in the table below have been restated to reflect the Company's stock split in January 1998 (See Note 2).

                                                         INCOME
                                                      (DOLLARS IN
                                                       THOUSANDS)       SHARES          PER-SHARE AMOUNT

FOR YEAR ENDED DECEMBER 31, 1999
                           Basic Earnings Per Share:
        Net income available to common shareholders,
                                    weighted average         $2,052       1,561,096            $1.31
                        Options issued to executives                          9,982

                         Diluted Earnings Per Share:
         Net income available to common shareholders         $2,052       1,571,078            $1.31
                                                     ===================================================

FOR YEAR ENDED DECEMBER 31, 1998
                           Basic Earnings Per Share:
         Net income available to common shareholders           $924       1,506,512            $0.61
                        Options issued to executives                          4,838

                         Diluted Earnings Per Share:
         Net income available to common shareholders           $924       1,511,350            $0.61
                                                     ===================================================

FOR YEAR ENDED DECEMBER 31, 1997
                           Basic Earnings Per Share:
         Net income available to common shareholders         $2,021       1,506,512            $1.34
                        Options issued to executives                            361

                         Diluted Earnings Per Share:
         Net income available to common shareholders         $2,021       1,506,873            $1.34
                                                     ================================================


         NOTE 17

         BUSINESS SEGMENTS

         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is a diversified water resource management company specializing in the delivery of high quality water supplies and has operations in two business segments, "Regulated" and "Non-Regulated," as well as general corporate charges. "Other" captures extraordinary items related to the merger with CWSG.

         The Regulated business segment is comprised of water utilities, the largest of which is Dominguez Water Company, serving 100,000 people in the South Bay area of Los Angeles County. The Company's other water utilities, all located in California, are: Kern River Valley Water Company in Kern County, Antelope Valley Water Company in northern Los Angeles and Kern Counties, and Redwood Valley Water Company Division in Lake, Sonoma and Marin County. These subsidiaries in aggregate serve an additional 20,000 people.

         In the area of Non-Regulated water-related business segments, the Company in 1998 and 1997 held a twenty percent equity stake in Chemical Services Company, the developer, manufacturer, and marketer of proprietary chlorine generation and treatment products. The Company accounted for the CSC investment under the equity method. In 1999, the Company sold its investment in CSC. The Company is also active in water rights brokerage and water supply and system operation contracts. See note 10 for additional information. Income from water right brokerage is derived from the selling and purchasing of leased water rights to pump groundwater located from the central and west basins located in Los Angeles County.

         Profits and assets for each segment are presented below:

                                                   REGULATED       NON-REGULATED       OTHER      TOTAL
                                                   ---------       -------------       -----      -----
                   1999 (Dollars in Thousands)
                             Operating revenue       $28,497                 $-           $-     $28,497
                                  Other income            36              1,098            -       1,134
                              Interest revenue             3                 25            -          28
             Interest and amortization expense           900                 64            -         964
                                  Depreciation         1,444                  -            -       1,444
                Extraordinary item, net of tax             -                  -          190         190
                            Segment net income         1,723                519         (190)      2,052
                                Segment assets        56,220              1,669            -      57,889

                   1998 (Dollars in Thousands)
                             Operating revenue       $25,267                 $-           $-     $25,267
             Inter-segment revenues (expenses)           275               (275)           -           -
                                  Other income            34                639            -         673
                              Interest revenue            17                 29            -          46
             Interest and amortization expense           804                 66            -         870
                                  Depreciation         1,439                  -            -       1,439
                Extraordinary item, net of tax             -                  -          499         499
                            Segment net income         1,119                304         (499)        924
                                Segment assets        51,575              1,060            -      52,635

                   1997 (Dollars in Thousands)
                             Operating revenue       $26,818                 $-           $-     $26,818
                                  Other income            57                496            -         553
                              Interest revenue             8                 49            -          57
             Interest and amortization expense           673                 85            -         758
                                  Depreciation         1,341                  -            -       1,341
                            Segment net income         1,779                242            -       2,021
                                Segment assets        50,782                879            -      51,661

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Dominguez Services Corporation:

We have audited the accompanying consolidated balance sheets of Dominguez Services Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominguez Services Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.




/s/   Arthur Andersen LLP
----------------------------------

Arthur Andersen LLP
Los Angeles, California

March 24, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all directors and executive officers, indicating the positions and offices presently held by each.

NAME,                                         PRINCIPAL OCCUPATION OR EMPLOYMENT                                 DIRECTOR
POSITION AND OFFICE                  AGE      AND ALL OTHER POSITIONS WITH THE COMPANY                             SINCE
-------------------                  ---      ----------------------------------------                             -----
Dwight C. Baum                        87      Senior Vice President of Paine Webber Incorporated (and               1962
Director                                      Predecessors), a brokerage house.

Brian J. Brady                        51      President, Chief Executive Officer, and Chairman of the Board         1995
Director,                                     of the Company since May 1996; President and Chief Executive
Chief Executive Officer and                   Officer of the Company since November 1995; Director, Irvine
President                                     Ranch Water District, since 1998; prior, Assistant General
                                              Manager Public Utilities, City of Anaheim, since 1992; prior,
                                              Vice President and General Manager, Energy Services, Inc., a
                                              Subsidiary of Southern California Edison, since 1988.


Richard M. Cannon                     58      Chief Executive Officer and President of Watson Land Company,         1991
Director                                      a privately held developer and owner of industrial centers and buildings, since 1994; prior, President of Watson Land Company, since 1989.

Terrill M. Gloege                     64      Senior Vice President, Chief Financial Officer of Carson Estate       1991
Director                                      Company and affiliated entities, a privately held investment company since 1989.

Thomas W. Huston                      38      Director of Leasing and Asset Management for Watson Land              1995
Director                                      Company since 1995; prior, Assistant Director of Leasing and
                                              Asset Management;  prior, Leasing Agent for Watson Land
                                              Company.

James D. Flynn                        42      President of Carson Estate Company since 1999: prior, Managing        1999
Director                                      Director of AEW Capital Management, L.P.

Langdon W. Owen                       69      President of Don Owen & Associates since 1973; Consulting             1994
Director                                      Engineer and Financial Advisor.

Charles W. Porter                     69      Business Consultant since January 1996; prior, President, Chief       1977
Director                                      Executive Officer of the Company since 1980.

Debra L. Reed                         43      President, Energy Distribution Services and Chief Financial           1995
Director                                      Officer, Southern California Gas Company, since 1998; prior,
                                              Senior Vice President of Southern California Gas Company, since
                                              1995; prior, Vice President, Southern California Gas Company since 1988.

John S. Tootle                        46      Vice President of Finance and Chief Financial Officer of the            NA
Chief Financial Officer,                      Company since April 1987.
Vice President of Finance,
Treasurer and Secretary

There is no "family relationship" between any of the executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Set for below is certain information with respect to each of the Company's executive officers. All officers have served at the discretion of the Board of Directors.

             NAME                   AGE                POSITION WITH THE COMPANY             YEARS AS OFFICER
             ----                   ---                -------------------------             ----------------
Brian J. Brady                       51       President, Chief Executive Officer, and                4
                                              Chairman of the Board

John S. Tootle                       46       Chief Financial Officer, Vice President of            13
                                              Finance, Treasurer and Secretary

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company and options and long-term incentive plans awarded in 1999 and its two prior fiscal years to the Company's Chief Executive Officer and five other executive officers of the Company whose total annual salary and bonus exceeded $90,000 in 1999.

                                                                                                  AUTO & OTHER
          NAME & PRINCIPAL POSITION                 YEAR           SALARY           BONUS         COMPENSATION
          -------------------------                 ----           ------           ----          ------------
Brian J. Brady                                      1999           $178,551.75              $-          $5,754.33
President & Chief Executive Officer                 1998            158,226.29       26,402.00           3,600.00
                                                    1997            150,009.60       16,200.00           3,920.54

John S. Tootle                                      1999            118,397.73               -          46,139.39
Chief Financial Officer, Treasurer, Vice            1998            113,834.92       15,295.00           4,275.00
President of Finance, Secretary                     1997            113,297.61        8,800.00           4,140.23

John R. Foth                                        1999             97,275.67               -           1,255.17
Director of Operation                               1998             90,126.88        7,435.00           1,446.02
                                                    1997             90,105.60        6,600.00             906.01

Daniel C. Howell                                    1999             99,307.75               -           1,320.67
Director of Operation                               1998             54,085.98               -          22,721.42
                                                    1997                     -               -                  -

Susan L. Leone                                      1999             93,584.48               -           1,678.97
Director of Integrated Services                     1998             88,237.36       11,815.00           6,503.50
                                                    1997             87,721.66               -           6,672.71

Terry H. Witthoft                                   1999             94,138.14               -           1,642.73
Director of Resource Development                    1998             90,771.15       12,015.00             660.00
                                                    1997             90,232.02        6,900.00             660.00

                      OPTIONS AND LONG-TERM INCENTIVE PLANS

                                    Number of
                                   Securities
                                   Underlying      Performances or Other Period Until    Expiration Date
  Year          Name                 Options               Maturation or Payout
--------------------------------------------------------------------------------------------------------
1998       Brian J. Brady             4,500        1,125 options exercisable and 1,125   July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
           John S. Tootle             2,700        675 options exercisable and 675       July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
           John R. Foth               2,100        525 options exercisable and 525       July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
           Daniel C. Howell           1,400        350 options exercisable and 350       July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
           Susan L. Leone             2,100        525 shares exercisable and 525        July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
           Terry H. Witthoft          2,100        525 shares exercisable and 525        July 14, 2008
                                                   options every year for the next
                                                   three years.
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
1997       Brian J. Brady             9,000        4,500 options exercisable and 2,250   June 23, 2007
                                                   options every year for the next two
                                                   years.
--------------------------------------------------------------------------------------------------------
           John S. Tootle             5,400        2,700 options exercisable and 1,350   June 23, 2007
                                                   options every year for the next two
                                                   years.
--------------------------------------------------------------------------------------------------------
           John R. Foth               4,200        2,100 options exercisable and 1,050   June 23, 2007
                                                   options every year for the next two
                                                   years.
--------------------------------------------------------------------------------------------------------
           Susan L. Leone             3,000        1,500 options exercisable and         June 23, 2007
                                                   750 options every year for the next
                                                   two years.
--------------------------------------------------------------------------------------------------------
           Terry H. Witthoft          4,200        2,100 options exercisable and 1,050   June 23, 2007
                                                   options every year for the next two
                                                   years.
--------------------------------------------------------------------------------------------------------

In accordance with the Plan and the granted option agreements as of December 31, 1999, vesting of options granted will be accelerated so such options will be exercisable prior to a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 24, 2000, with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially five percent or more of any class of the Company's outstanding common stock, (ii) each director nominee and named executive officer, and (iii) all directors and executive officers as a group. Each shareholder has sole voting and investment power with respect to such shares unless otherwise indicated.

                                                                   Number of Shares
                                                                     and Nature of                Percent of
           Name and Address of Beneficial Owner                  Beneficial  Ownership           Common Stock
           ------------------------------------                  ---------------------           ------------
Carson Estate Company                                                    148,293                      9.4%
18710 South Wilmington, Suite 200
Rancho Dominguez, CA 90220

Carson Dominguez Real Estate Corporation                                 159,364                      10.1%
18710 South Wilmington, Suite 200
Rancho Dominguez, CA 90220

Watson Land Company                                                      132,894                      8.5%
515 South Figueroa Street, Suite 1910
Los Angeles, CA 90071

Dwight C. Baum                                                          33,750(1)                     2.2%
200 South Los Robles Avenue, Suite 645
Pasadena, CA 91101-2431

Richard M. Cannon                                                       132,894(2)                    8.5%
22010 South Wilmington Avenue, Suite 400
Carson, CA 90745

Terrill M. Gloege                                                       160,864(3)                    10.2%
18710 South Wilmington Avenue, Suite 200
Rancho Dominguez, CA 90220

Thomas W. Huston                                                           750                          *
22010 South Wilmington Avenue, Suite 400
Carson, CA 90745

James D. Flynn                                                          307,657(4)                    19.6%
18710 South Wilmington Avenue, Suite 200
Rancho Dominguez, CA 90220

Langdon W. Owen                                                           10,450                        *
1300 Bristol North, Suite 290
Newport Beach, CA 92660

Charles W. Porter                                                         8,491                         *
400 Paseo Dorado
Long Beach, CA 90803

Debra L. Reed                                                              239                          *
555 West 5th Street
Los Angeles, CA 90013

Brian J. Brady                                                           7,755(5)                       *
21718 South Alameda Street
Long Beach, CA 90810

John S. Tootle                                                           7,166(6)                       *
21718 South Alameda Street
Long Beach, CA 90810

All Directors and Officers as a group, (10 persons)                     510,652(6)                    32.5%


*Less than one percent

1) All of such shares are owned by Mr. Baum as trustee of the Dwight C. Baum and Hildagarde E. Baum Trust. Mr. Baum has voting and investment powers with respect to such shares

2) All of such shares are owned by Watson Land Company, of which Mr. Cannon is president, chief executive officer, and a director. Mr. Cannon shares voting and investing powers with respect to such shares with the other directors of Watson Land Company.

3) 159,364 of such shares are owned by the Carson Dominguez Real Estate Corporation, of which Mr. Gloege is a director. Mr. Gloege shares voting and investing powers with respect to such shares with the other directors of Carson Dominguez Real Estate Corporation. The remaining 1,500 shares are owned by Mr. Gloege individually.

4) 148,293 of such shares are owned by the Carson Estate Company, of which Mr. Flynn is president and a director. Mr. Flynn shares voting and investing powers with respect to such shares with the other directors of Carson Estate Company. 159,364 of such shares are owned by the Carson Dominguez Real Estate Corporation, of which Mr. Flynn is president and a director. Mr. Flynn shares voting and investing powers with respect to such shares with the other directors of Carson Dominguez Real Estate Corporation.

5) This includes 2,130 shares owned by Mr. Brady individually and 5,625 currently exercisable options held by Mr. Brady.

6) This includes 6,591 shares owned by Mr. Tootle individually and 575 currently exercisable options held by Mr. Tootle.

7) Includes shares described in footnotes (2), (3) and (4) above, and includes 5,625 currently exercisable options held by Mr. Brady and 575 currently exercisable options held by Mr. Tootle.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Dominguez annually refunds a portion of revenue received from several water mains for which Watson Land Company, Carson Estate Company, and Dominguez Properties advanced the construction funds to Dominguez. The refunds to Watson Land Company were $14,922 in 1999 and $17,250 in 1998. The refunds to Carson Estate Company were $1,110 in 1999 and $1,339 in 1998. The refunds to Dominguez Properties were $6,176 in 1999 and $6,176 in 1998.

         Dominguez also leases sites used for wells from Watson Land Company, Carson Estate Company, and Dominguez Properties. The rental costs for Watson Land Company were $40,735 in 1999 and 1998.. The rental costs to Carson Estate Company were $21,095 in 1999 and $19,674 in 1998. The rental costs for Dominguez Properties were $3,846 in 1999 and 1998.

Dominguez provides water service to these entities to the extent that they have property within its divisions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

          None

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

                    DIRECTORS:


                    /s/ B. J. Brady                    3/27/00
                    ----------------------------       -------------------
                    B. J. Brady, Chairman              Date


                    /s/ D. C. Baum                     3/27/00
                    ----------------------------       -------------------
                    D. C. Baum                         Date


                    /s/ R. M. Cannon                   3/27/00
                    ----------------------------       -------------------
                    R. M. Cannon                       Date


                    /s/ T. M. Gloege                   3/27/00
                    ----------------------------       -------------------
                    T. M. Gloege                       Date


                    /s/ T. W. Huston                   3/27/00
                    ----------------------------       -------------------
                    T. W. Huston                       Date


                    /s/ J. D. Flynn                    3/27/00
                    ----------------------------       -------------------
                    J. D. Flynn                        Date


                    /s/ L. W. Owen                     3/27/00
                    ----------------------------       -------------------
                    L. W. Owen                         Date


                    /s/ C. W. Porter                   3/27/00
                    ----------------------------       -------------------
                    C. W. Porter                       Date


                    /s/ D. L. Reed                     3/27/00
                    ----------------------------       -------------------
                    D. L. Reed                         Date