Form 10-Q
period 2000-03-31
DOMINGUEZ SERVICES CORP
filed 2000-05-15
CIK 860673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   ------------------------------------------

                                 F O R M 1 0 - Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   ------------------------------------------

                                 March 31, 2000

For Quarter Ended..........................................on file No. 0-18677


                         DOMINGUEZ SERVICES CORPORATION

 ...............................................................................
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
YES    X      NO
   ---------    ---------

                      (APPLICABLE ONLY TO CORPORATE ISSUERS):

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock (one class) - 1,563,779

                         DOMINGUEZ SERVICES CORPORATION


                                      INDEX
                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  (a)      Consolidated Income Statement for the                                    3
                           Three Months Ending March 31, 2000 and 1999


                  (b)      Consolidated Income Statement for the                                    4
                           Twelve Months Ending March 31, 2000 and 1999


                  (c)      Consolidated Balance Sheet as of                                         5
                           March 31, 2000 and Consolidated
                           Balance Sheet as of December 31, 1999

                  (d)      Consolidated Statements of Cash Flows                                    6
                           for the Three Months Ending
                           March 31, 2000 and 1999

                  (e)      Capitalization and Stockholders' Equity                                  7
                           as of March 31, 2000

                  (f)      Notes to Consolidated Financial                                          8
                           Statements

         Item 2.           Management's Discussion and Analysis of                               8-12
                           Financial Condition and Results of Operation

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                       13

         Item 6.           Exhibits and Reports on Form 8-K                                        13

         Signature                                                                                 13


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

(a)      Consolidated Income Statement (Unaudited) - Fiscal Quarter ending:


                                                                                           FOR THE                     FOR THE
                                                                                    QUARTER ENDING              QUARTER ENDING
                                                                                    MARCH 31, 2000              MARCH 31, 1999
                                                                                    --------------              --------------
          Operating revenue                                                             $6,231,863                  $5,804,331

          Costs and expenses
               Operating expenses                                                        5,449,242                   5,270,843
               Interest expenses                                                           246,178                     234,698

               Total costs and expenses                                                  5,695,420                   5,505,541

          Income from operations                                                           536,443                     298,790

          Other income and deductions                                                       30,151                     142,641

          Income before taxes on income                                                    566,594                     441,431

          Provision for taxes on income                                                    236,775                     171,675

          Income before extraordinary item                                                 329,819                     269,756

          Extraordinary item, net of tax                                                         -                      22,895
                                                                                                 -                      ------

          Net income                                                                      $329,819                    $246,861
                                                                                          ========                    ========

          Net income applicable to common shares                                          $329,819                    $246,861

          Earnings per common share (basic & diluted)                                        $0.21                       $0.16

          Dividends per common share                                                         $0.25                       $0.24

          Average common shares outstanding, basic                                       1,563,779                   1,560,979

          Average common shares outstanding, diluted                                     1,574,292                   1,570,869


          See accompanying notes to financial statements.

(b)      Consolidated Income Statement (Unaudited) - Twelve Months Ending:


                                                                                       FOR THE TWELVE              FOR THE TWELVE
                                                                                        MONTHS ENDING               MONTHS ENDING
                                                                                       MARCH 31, 2000              MARCH 31, 1999
                                                                                       --------------              --------------
          Operating revenue                                                               $28,924,294                 $25,633,996

          Costs and expenses
               Operating expenses                                                          25,035,577                  23,086,907
               Interest expenses                                                              975,252                     891,500

               Total costs and expenses                                                    26,010,829                  23,978,407

          Income from operations                                                            2,913,465                   1,655,589

          Other income and deductions                                                         891,823                     709,283

          Income before taxes on income                                                     3,805,288                   2,364,872

          Provision for taxes on income                                                     1,503,826                     932,975

          Income before extraordinary item                                                  2,301,462                   1,431,897

          Extraordinary item, net of tax                                                      166,792                     521,416
                                                                                              -------                     -------

          Net income applicable to common shares                                           $2,134,670                    $910,481
                                                                                           ==========                    ========

          Earnings per common share (basic and diluted)                                         $1.37                       $0.60

          Earnings per common share (basic and diluted)                                         $1.36                       $0.60

          Dividends per common share                                                            $0.97                       $0.93

          Average common shares outstanding, basic                                          1,549,462                   1,520,129

          Average common shares outstanding, diluted                                        1,572,091                   1,567,407



          See accompanying notes to financial statements.

(c)      Consolidated Balance Sheet (Unaudited)


                                                                                                   AS OF                      AS OF
                                                                                          MARCH 31, 2000          DECEMBER 31, 1999
                                                                                          --------------          -----------------
             ASSETS
                 Plant and equipment                                                         $74,411,757                $74,398,156
                 Depreciation allowance                                                     (26,741,697)                (26,298,422)
                                                                                            ------------               ------------
                 Net utility plant                                                            47,670,060                 48,099,734


                 Construction work in progress                                                 2,176,191                    920,971
                 Non-utility property                                                            137,878                    137,155
                 Current and accrued assets                                                    3,952,443                  6,378,563
                 Deferred debits                                                               2,163,541                  2,148,960
                                                                                            ------------               ------------
                                                                                             $56,100,113                $57,685,383
                                                                                            ============               ============

             LIABILITIES
                 Capital stock:
                      Common - par value $1 per share
                      Outstanding 1,563,779 shares                                            $1,563,779                 $1,563,779

                 Surplus:
                      Capital surplus                                                          2,916,977                  2,916,977
                      Earnings retained in business                                           12,860,195                 12,921,323
                                                                                            ------------               ------------
                 Total capital                                                                17,340,951                 17,402,079
                                                                                            ------------               ------------

                 Long-term debt:
                      First mortgage bonds                                                     9,000,000                  9,000,000
                      Other notes                                                              3,273,329                  3,294,212
                                                                                            ------------               ------------
                 Total long-term debt                                                         12,273,329                 12,294,212
                                                                                            ------------               ------------

                 Current portion long-term                                                        96,000                     96,000
                 debt
                 Interim debt                                                                          -                    400,000
                 Current and accrued liabilities                                               5,328,009                  6,471,125
                 Deferred taxes                                                                4,665,072                  4,622,997
                 Advances for construction                                                     5,415,766                  5,565,307
                 Contribution in aid of construction                                           6,249,221                  6,262,577
                 Deferred credits                                                              4,731,765                  4,571,086
                                                                                            ------------               ------------
                                                                                             $56,100,113                $57,685,383
                                                                                            ============               ============


          See accompanying notes to financial statements.

(d)      Consolidated Statements of Cash Flow (Unaudited)

                                                                                 FOR THE THREE          FOR THE THREE
                                                                                MONTHS  ENDING          MONTHS ENDING
                                                                                MARCH 31, 2000         MARCH 31, 1999
                                                                                --------------         --------------
             Cash Flow from Operating Activities:
                 Net income                                                           $329,819               $246,861

                 Adjustments to reconcile net income to net
                 cash provided by operation activities:
                 Depreciation and amortization                                         394,167                423,238
                 Deferred income tax and ITC                                            42,075                 42,075

                 Change in assets and liabilities:
                 Customers receivable                                                  571,864               (296,398)
                 Other receivable                                                    1,225,732               (182,383)
                 Materials and supplies                                                  3,000                  3,000
                 Accounts payable                                                   (1,133,257)              (491,544)
                 Income taxes payable                                                  123,317                108,975
                 Deferred credits                                                      146,098                114,785
                 Other                                                                 (28,477)               396,018
                                                                                   -----------              ---------
             Net  Cash Provided by Operating Activities                              1,674,338                364,627
                                                                                   -----------              ---------

             Cash Flows from Investing Activities:
                 Capital expenditures                                               (1,268,821)              (808,550)
                                                                                   -----------              ---------
             Net Cash used in Investing Activities                                  (1,268,821)              (808,550)
                                                                                   -----------              ---------

             Cash Flows from Financing Activities:
                 Proceeds from contributions in aid of
                   construction & advances                                            (162,897)               (49,613)
                 Repayment of long-term debt                                           (20,883)               (26,623)
                 Dividends paid                                                       (390,945)              (374,634)
                 Proceeds from interim debt                                           (400,000)               350,000
                                                                                   -----------              ---------
             Net Cash used in Financing Activities                                    (974,725)              (100,870)
                                                                                   -----------              ---------

             Net Decrease in Cash                                                    ($569,209)             ($544,793)

             Cash at Beginning of Year                                                 942,307                708,764
                                                                                   -----------              ---------

             Cash at End of Year                                                      $373,098               $163,971
                                                                                   ===========              =========


          See accompanying notes to financial statements.

(e)      Capitalization and Stockholders' Equity (Unaudited)


                                                                                                           AS OF
                                                                                                  MARCH 31, 2000
                                                                                                  --------------
             Debt:
               Long-term debt                                                                        $12,369,329
               Current sinking fund requirements                                                         (96,000)
                                                                                                     -----------
             Total debt maturing in more than twelve months                                          $12,273,329
                                                                                                     ===========


                                                               SHARES
             STOCKHOLDER'S EQUITY:                          ISSUED OR
                                                          OUTSTANDING          AMOUNT
                                                          -----------          ------
             Common stock $1 par value                      1,563,779                                 $1,563,779
             Capital in excess of par value                                                            2,916,977

             Retained earnings:
               Balance at beginning of current fiscal year                  $12,921,322
               Net income                                                       329,818
               Cash dividends:
               Common stock @ $0.24                                            (390,945)
                                                                               ---------
             Balance at end of interim period                                                          12,860,195
                                                                                                      -----------

             Total stockholders' equity                                                               $17,340,951
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

         2. Business Segments: The following table lists the profit and assets for each segment of the Company:

                                                                                       NON-
                         THREE MONTHS ENDED                        REGULATED         REGULATED         OTHER          TOTAL
                         ------------------                        ---------         ---------         -----          -----
                  MARCH 31, 2000
                  Operating revenue                                $6,231,863                --            --       $6,231,863
                  Extraordinary item, net of tax                           --                --            --               --
                  Other income                                         76,966            37,520            --          114,486
                  Segment net income                                  323,913             5,906            --          329,819
                  Segment assets                                   54,863,678         1,236,435            --       56,100,113


                  March 31, 1999
                  Operating revenue                                $5,804,331                --            --       $5,804,331
                  Extraordinary item, net of tax                           --                --        22,895           22,895
                  Other income                                         57,888           160,459            --          218,347
                  Segment net income                                  198,405            71,351      (22,895)          246,861
                  Segment assets                                   53,102,612         1,227,023            --       54,329,635


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

                  Certain statements in this Form 10-Q are forward-looking and, as such, involve risk and uncertainty. Uncertainties arise from management estimates about weather, environmental issues, legal contingencies and other matters which management cannot predict or are outside of their control, such as Y2K compliance by the Company's vendors. Actual results may vary from those projected or implied. This Form 10-Q should be read in conjunction with the Company's 1999 Annual Report on Form 10-K which includes: consolidated financial statements and footnote disclosures prepared in accordance with generally accepted accounting principles; management's discussion and analysis of financial condition and results of operations; and a detailed description of the Company's business.

                  MERGER AGREEMENT

                  As previously reported, the Company and California Water Service Group ("CWSG") have entered into a merger agreement. Under terms of the agreement, the Company shareholders will receive CWSG common stock yielding an equivalent value of approximately $33.75 per share. The precise conversion ratio and equivalent value will depend upon the average price of CWSG stock for a twenty-day trading period preceding the merger's closing date. To achieve the $33.75 exchange value, the exchange ratio can vary between 1.25 and 1.49 shares of CWSG stock for each Company share.

                  All approvals necessary to complete the merger have been granted, except that of the California Public Utilities Commission ("CPUC"). A draft decision recommending approval of the merger was issued by the assigned CPUC Administrative Law Judge ("ALJ") and adopted by the assigned Commissioner. The Commission's new President requested additional time to consider the merger and subsequently circulated an alternate decision to that of the ALJ. The alternate decision recommends against approval of the merger, on the basis that a demonstration of ratepayer benefit has not been provided. However, the alternate decision, if approved, would leave the proceeding open to provide the Company and CWSG and opportunity to provide additional evidence that ratepayers will benefit from the merger.

                  The Company expects that at the Commission's May 18, 2000 meeting, the ALJ's decision along with the alternation decision will be considered by the full Commission. The Company is convinced that ratepayers will benefit from the merger and remains committed to obtaining the Commissions' approval. While the Commission is expected to consider the merger at its May 18, 2000 meeting, it is possible that the decision process could extend beyond that time frame.

                  RESULTS OF FIRST QUARTER OPERATIONS

                  For the quarter ended March 31, 2000, basic and diluted earnings per share were $0.21, compared to $0.16 in the same period in 1999. Revenues for the quarter ended March 31, 2000, were $6,231,863 and net income was $329,819, compared to revenues of $5,804,331 and net income of $246,861 for the same period last year.

                  For the twelve months ended March 31, 2000, basic and diluted earnings per share were $1.38, compared to $0.60 in the same period in 1999. Revenues for the twelve months ended March 31, 2000 were $28,924,294 and net income was $2,134,670, compared to revenues of $25,633,966 and net income of $910,481 for the same period last year.

                  Water sales for the first three months of the year increased by 9.8% from the same period last year. Revenues increased by 7.4%, or $428,000, from $5,804,331 to $6,231,863.

                  During the same time, Dominguez South Bay sales increased by 10.3% from the same period last year. Dominguez South Bay purchased 4,341 acre feet, an increase of 1.4% from the 4,282 acre feet purchased during the same period year, and pumped 4,052 acre feet during the first three months of the year, an increase of 7.8% from the 3,758 acre feet pumped during the same period last year. Total variable expenses for Dominguez South Bay were $3,159,297, up 5.5% from $2,995,666 for the same period last year. Overall, higher sales from Dominguez South Bay contributed $202,000 in additional operational income compared to the same period last year.


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

                  WATER SUPPLY

                  As of April 1, 2000, the water supply outlook is good. California State Water Project (SWP) reservoirs are at levels that allow the SWP to supply 100% of the contractor requests for 2000. MWD has not yet indicated if a full compliment of Colorado River Water is available. Dominguez expects an ample supply of imported water to be available for 2000.

                  Dominguez began selling recycled water at the end of 1999. Over the next several years, Dominguez anticipates converting additional industrial and irrigation users to recycled water. Margins on recycled water sales are equal to those of replaced potable sales.


                  YEAR 2000

                  The Company successfully transitioned from 1999 to 2000 without technology or customer service disruptions as a result of preparation efforts by our employees. Year 2000 ("Y2K") project teams were assembled to ensure the Company's Y2K preparedness.

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


                  DIVIDEND INCREASED

                  The Board of Directors has declared the Company's 149th consecutive quarterly dividend at $0.25 per share on common stock, to be paid on June 15, 2000, to shareholders of record as of June 1, 2000.

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

                                         DOMINGUEZ SERVICES CORPORATION




Date: May 12, 2000                       By: /s/ John S. Tootle
     ----------------------------------     -----------------------------------
                                            John S. Tootle
                                            CFO, Vice-President Finance